Form 10-Q
period 1998-06-30
MAIN STREET BANCORP INC
filed 1998-08-14
CIK 1060558

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
     June 30, 1998.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

                           No. 0-24145
                    (Commission File Number)

                    MAIN STREET BANCORP, INC.
     (Exact Name of Registrant as Specified in its Charter)

     PENNSYLVANIA                            23-2960905
(State of Incorporation)                (IRS Employer ID Number)

     601 PENN STREET, READING, PA               19601
(Address of Principal Executive Offices)     (Zip Code)

                         (610) 685-1400
                 (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___

        Number of Shares Outstanding as of July 31, 1998

COMMON STOCK ($1.00 Par Value)               9,692,918
     (Title of Class)                   (Outstanding Shares)

                    MAIN STREET BANCORP, INC.

                            FORM 10-Q

               For the Quarter Ended June 30, 1998

                            Contents

                                                       Page No.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
               June 30, 1998 and December 31, 1997         1

          Consolidated Statements of Income for
               the Six and Three Month Periods ended
               June 30, 1998 and 1997                      2

          Consolidated Statement of Stockholders'
               Equity for the Six-Month Period
               Ended June 30, 1998                         3

          Consolidated Statements of Cash Flows for
               the Six-Month Periods Ended June 30, 1998
               and 1997                                    4

          Notes to Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  9

Item 3.   Quantitative and Qualitative Disclosures about
               Market Risk                                 16

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                21
Item 2.   Changes in Securities and Use of Proceeds        21
Item 3.   Defaults Upon Senior Securities                  21
Item 4.   Submission of Matters to a Vote of Security
               Holders                                     21
Item 5.   Other Information                                21
Item 6.   Exhibits and Reports on Form 8-K                 21

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    June 30, 1998                December 31, 1997
                                                     (Unaudited)
ASSETS:                                                (In thousands, except per share data)
Cash and due from banks                                  $ 23,370                   $ 24,918
Interest-bearing deposits with banks                           58                        200
Federal funds sold                                          6,870                        470
Securities available for sale                             284,852                    209,106
Securities held to maturity, fair value June 30,
   1998 $1,274; December 31, 1997 $71,769                   1,275                     70,914
Loans receivable, net of allowance for loan losses
   June 30, 1998 $5,905; December 31, 1997 $5,738         512,246                    477,838
Due from mortgage investors                                 8,323                      5,425
Bank premises and equipment, net                           15,429                     11,511
Accrued interest receivable                                 6,424                      5,825
Prepaid expenses and other assets                           5,510                      7,656

     TOTAL ASSETS                                        $864,357                   $813,863
                                                         ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
      Demand, non-interest bearing                       $ 84,711                   $ 73,985
      Demand, interest bearing                             53,688                     52,344
      Savings                                             273,783                    239,504
      Time deposits                                       286,370                    260,975

     TOTAL DEPOSITS                                       698,552                    626,808

   Accrued interest payable and other liabilities          12,157                     13,625
   Other borrowed funds                                    10,006                     30,260
   Long-term debt                                          50,000                     54,450

     TOTAL LIABILITIES                                    770,715                    725,143

 Stockholders' equity:
    Common stock, par value $1.00 per share;
      authorized 50,000,000 shares; issued and
      outstanding June 30, 1998 9,689,818 shares;
      December 31, 1997 9,639,808 shares                     9,690                     9,640
    Surplus                                                 50,526                    49,985
    Retained earnings                                       29,492                    26,721
    Net unrealized appreciation on securities
      available for sale, net of taxes                       3,934                     2,374

     TOTAL STOCKHOLDERS' EQUITY                             93,642                    88,720

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $864,357                  $813,863
                                                          ========                  ========

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                            For the Three Months Ended           For the Six Months Ended
                                         June 30, 1998     June 30, 1997     June 30, 1998     June 30, 1997
                                                         (In thousands, except Per share data)
Interest income:
   Loan receivable, including fees          $11,178          $ 9,333           $21,760           $18,114
   Interest and dividends on securities:
      Taxable                                 3,362            2,998             6,951             5,529
      Tax-exempt                                969              694             1,765             1,401
   Other                                         18               43                29               211

     Total interest income                   15,527           13,068            30,505            25,255

Interest expense:
   Deposits                                   6,409            5,105            12,423             9,839
   Other borrowed funds                         367              498               849               840
   Long-term debt                               739              644             1,490             1,313

     Total interest expense                   7,515            6,247            14,762            11,992

       Net interest income                    8,012            6,821            15,743            13,263

Provision for loan losses                       250              306               485               592

     Net interest income after provision
       for loan losses                        7,762            6,515            15,258            12,671

Other income:
   Income from fiduciary activities             207              184               431               477
   Customer service fees                        638              539             1,212             1,028
   Mortgage banking activities                  449              246               811               392
   Net realized gains on sale of securities     468                8             2,150               136
   Other                                         83               48               175                32

     Total other income                       1,845            1,025             4,779             2,065

Other expenses:
   Salaries and wages                         2,402            1,933             4,686             3,734
   Employee benefits                            620              503             1,166               937
   Occupancy                                    561              361               981               731
   Equipment depreciation and maintenance       383              329               723               653
   Merger costs                               1,963               --             1,963                --
   Other                                      1,820            1,642             3,472             3,414

     Total other expenses                     7,749            4,768             12,991            9,469

      Income before income taxes              1,858            2,772             7,046             5,267

Federal income taxes                            478              738             1,951             1,388

     Net Income                             $ 1,380          $ 2,034          $  5,095           $ 3,879
                                            =======          =======          ========           =======

      Basic earnings per share              $  0.14          $  0.26          $   0.53           $  0.50
                                            =======          =======          ========           =======

      Diluted earnings per share            $  0.14          $  0.26          $   0.52           $  0.49
                                            =======          =======          ========           =======

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six months Ended June 30, 1998

                                                                                 Net Unrealized
                                    Number Of                                     Appreciation
                                    Shares Of                                    On Securities             Compre-
                                     Common      Common                Retained    Available               hensive
                                      Stock       Stock      Surplus   Earnings     For Sale     Total     Income
                                                         (In thousands, except per share data)
Balance, December 31, 1997          9,639,808    $9,640     $49,985    $26,721      $2,374       $88,720
    Net income                             --        --          --      5,095          --         5,095    $5,095
    Pre-merger stock transactions
      of pooled entities               31,043        31         433         --          --           464        --
    Issuance of common stock upon
      exercise of stock options        18,967        19         107         --          --           126        --
    Tax benefit upon exercise of
      stock options                                               1                                    1        --
    Cash in lieu of fractional             --        --          --        (20)         --           (20)       --
      shares
    Net change in unrealized
      appreciation on securities
      available for sale, net of           --        --          --         --       1,560         1,560     1,560
      taxes
    Comprehensive income                                                                                    $6,655
    Cash dividends declared                --        --          --     (2,304)         --        (2,304)

Balance June 30, 1998               9,689,818    $9,690     $50,526    $29,492      $3,934       $93,642
                                    =========    ======     =======    =======      ======       =======

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                For the Six Months Ended
                                                                         June 30, 1998         June 30, 1997
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  5,095                $  3,879
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Provision for loan and foreclosed real estate losses                        490                     661
    Provision for depreciation and amortization                                 653                     593
    Loss on sale of equipment and foreclosed real estate                         34                       6
    Net realized (gain) on sale of securities                                (2,149)                   (137)
    Provision for deferred income taxes                                        (119)                    (91)
    Proceeds from sale of mortgage loans                                     61,775                  20,087
    Net (gain) loss on sale of mortgage loans                                   (76)                     10
    Mortgage loans originated for sale                                      (61,698)                (20,090)
    Net accretion (amortization) of security premiums and discounts             617                       5
    (Increase) decrease in:
       Due from mortgage investors                                           (2,898)                 (1,430)
       Accrued interest receivable                                             (599)                   (889)
       Prepaid expenses and other assets                                      1,225                    (223)
    Increase in accrued interest payable and other liabilities                  960                     905

       Net cash provided by operating activities                              3,310                   3,286

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                      7,094                   7,163
    Proceeds from maturities of and principal repayments on securities
       available for sale                                                    25,851                  11,072
    Proceeds from maturities and calls of securities held to maturity         4,850                   3,495
    Purchases of securities available for sale                              (41,863)                (60,443)
    Purchases of securities held to maturity                                     --                  (4,994)
    Decrease in interest-bearing deposits with banks                            142                  21,197
    (Increase)/Decrease in federal funds sold                                (6,400)                  1,040
    Loans made to customers, net of principal collected                     (41,955)                (43,985)
    Proceeds from sale of third-party dealer loan portfolio                   6,367                      --
    Proceeds from sales of foreclosed real estate                               598                     811
    Proceeds from sales of bank premises and equipment                            3                      30
    Purchases of premises and equipment                                      (4,574)                 (2,076)

      Net cash used in investing activities                                 (49,887)                (66,690)

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           For the Six Months Ended
                                                                       June 30, 1998       June 30, 1997
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                              $ 46,349          $ 45,712
    Net increase in time deposits                                              25,395            15,422
    Proceeds from (repayment of) other borrowed funds                         (20,254)           13,315
    Proceeds from long-term borrowings                                             --            30,000
    Principal payments of long-term borrowings                                 (4,450)          (35,000)
    Proceeds from exercise of stock options                                       126                --
    Cash in lieu of fractional shares                                             (20)               --
    Pre-merger stock transactions of pooled entity                                464              (193)
    Cash dividends paid                                                        (2,581)           (1,414)
      Net cash provided by financing activities                                45,029            67,842

       Increase (decrease) in cash and due from banks                          (1,548)            4,438

Cash and due from banks:

    Beginning                                                                  24,918            18,428

    Ending                                                                  $  23,370          $ 22,866
                                                                            =========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
        Interest                                                            $  14,721          $ 11,895
                                                                            =========          ========

        Income taxes                                                        $   1,110          $  1,425
                                                                            =========          ========

See Notes To Consolidated Financial Statements

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements give retroactive effect to the pooling of interests merger of BCB Financial Services Corporation ("BCB") and Heritage Bancorp, Inc. ("Heritage") as more fully described below. As a result, the consolidated balance sheets as of June 30, 1998 and December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the six and three months ended
June 30, 1998 and 1997, are presented as if the combining companies had been consolidated for all periods presented. As required by generally accepted accounting principles, the consolidated financial statements will become the historical consolidated financial statements upon issuance of the consolidated financial statements for the period that includes the date of the acquisition. The consolidated statements of stockholders' equity reflect the accounts of Main Street Bancorp, Inc. (the "Company") as if the common stock had been issued during all periods presented.

On May 1, 1998, the Company was formed upon the completion of a merger of equals between BCB and Heritage. The merger was accounted for as a pooling of interests on the Company's books.

As a result of the merger, each of the 3,478,241 outstanding shares of BCB common stock as of April 30, 1998 was converted into 1.3335 shares of the Company's common stock and each of the 4,793,746 outstanding shares of Heritage common stock as of April 30, 1998 was converted into 1.05 shares of the Company's stock, with cash being paid for fractional share interests.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owed subsidiaries, Berks County Bank (Berks), Heritage National Bank (HNB), and Heritage Holding Company (HHC). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results of the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.
  <PAGE 6>
EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                               Three Months Ended June 30,        Six months Ended June 30,
                                                  1998              1997            1998             1997
Numerator, net income                          $1,380,000       $2,034,000       $5,095,000       $3,879,000
                                               ==========       ==========       ==========       ==========

Denominator:
  Denominator for basic earnings per share,
    weighted average shares                     9,681,393        7,778,504        9,663,701        7,780,885

  Effect of dilutive securities, stock option     154,473           85,414          148,750           83,482

     Denominator for diluted earnings per
       share, weighted average shares
       and assumed conversions                  9,835,866        7,863,918        9,812,451        7,864,367
                                               ==========       ==========       ==========       ==========

Basic earnings per common share                     $0.14            $0.26            $0.53            $0.50
                                               ==========       ==========       ==========       ==========

Diluted earnings per common share                   $0.14            $0.26            $0.52            $0.49
                                               ==========       ==========       ==========       ==========

OTHER EXPENSES

The following represents the most significant categories of other expenses for the six months ended June 30:

                                     1998                    1997
                                             (In thousands)

Advertising                        $   568                $   534
Data processing and MAC fees           553                    468
F.D.I.C. insurance premiums             90                     78
Office supplies and expenses           585                    572
Professional fees                      401                    485
Taxes, other than income               322                    273
Foreclosed real estate                  66                     78
All other expenses                     887                    926

                                   $ 3,472                $ 3,414
                                   =======                =======

COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement
No. 130, "Reporting Comprehensive Income," in June 1997.  The
Company adopted the provisions of the new standard in the first quarter of 1998.

The only comprehensive income item that the Company presently has is unrealized appreciation (depreciation) on securities available for sale. The federal income taxes allocated to the unrealized gains (losses) are as follows: <PAGE 7>


                                                                             For The Six Months Ended
                                                                                     June 30,
                                                                             1998                1997
                                                                                  (In thousands)
Unrealized holding gains (losses) arising during the period:
   Before tax amount                                                        $2,586             $  42

   Tax (expense) benefit                                                      (879)              (14)

       Net of tax amount                                                     1,707                28

Less reclassification adjustment for gains (losses) included in net income:
   Before tax amount                                                           222               136
   Tax (expense) benefit                                                       (75)              (46)

       Net of tax amount                                                       147                90

Net unrealized gains (losses):
   Before tax amount                                                         2,364               (94)
   Tax (expense) benefit                                                      (804)               32

       Net of tax amount                                                    $1,560             $ (62)
                                                                            ======             ======

ACCOUNTING POLICIES

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company January 1, 2000. Management expects this Statement will have no impact on the Company, as presently no derivative instruments are held.

SECURITIES

     The Company transferred securities with an amortized cost of $72.6 million from held to maturity to available for sale on May 31, 1998 in order to provide flexibility for management to implement new investment strategies. The transfer resulted in a $840,000 adjustment to fair value on the securities previously classified as held to maturity with a corresponding adjustment to equity of $554,000 for unrealized gains, net of taxes. All securities at June 30, 1998 were classified as available for sale except for those securities that will call or mature within the next six months.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of Main Street
Bancorp, Inc. (the "Company") with a primary focus on an analysis of operating results.

                 FINANCIAL CONDITION HIGHLIGHTS

     The assets increased to $864.4 million at June 30, 1998, compared to $813.9 million at December 31, 1997, an increase of $50.5 million, or 6.20%. This increase was primarily reflected in loans and deposits.

     Federal funds sold increased $6.4 million, to $6.9 million at June 30, 1998 from $0.5 million at December 31, 1997. This resulted from the investment of the proceeds from the sale of the third party dealer loan portfolio of Heritage National Bank ("HNB") in June of 1998.

     Securities increased $6.1 million, or 2.18%, to $286.1 million at June 30, 1998 when compared to $280.0 million at December 31, 1997. The increase is due to the purchase of $41.9 million in securities, offset by the securities sales and maturities of $37.8 million.

     The Company transferred securities with an amortized cost of $72.6 million from held to maturity to available for sale on May 31, 1998 in order to provide flexibility for management to implement new investment strategies. The transfer resulted in a $840,000 adjustment to fair value on the securities previously classified as held to maturity with a corresponding adjustment to equity of $554,000 for unrealized gains, net of taxes. All securities at June 30, 1998 were classified as available for sale except for those securities that will call or mature within the next six months.

     Loans receivable, net of allowance for loan losses of $5.9 million at June 30, 1998 and $5.7 million at December 31, 1997, increased to $512.2 million at June 30, 1998 from $477.8 million at December 31, 1997. The increase of
$34.4 million, or 7.20%, was primarily from an increase in commercial loans which was due to favorable market conditions.

     Amounts due from mortgage investors increased to $8.3 million at June 30, 1998 from $5.4 million at December 31, 1997. These amounts represent loans originated by Berks County Bank ("Berks") for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for investors for periods ranging from three to twenty-one days.
  <PAGE 9>
     Bank premises and equipment, net of accumulated depreciation, increased from $11.5 million at December 31, 1997 to $15.4 million at June 30, 1998. This increase was mostly attributable to the purchase of the Berks County Bank Building during February of 1998. The Berks County Bank Building houses the corporate offices of the Company.

     Total deposits, the primary source of funds, increased
$71.8 million to $698.6 million at June 30, 1998 compared to $626.8 million at December 31, 1997, an increase of 11.46%. The increase in deposits was primarily in savings and time deposits. Savings deposits increased from $239.5 million at December 31, 1997 to $273.8 million at June 30, 1998, an increase of
$34.3 million, or 14.32%. This was due to the offering of an above market rate of 4.20% APY (annual percentage yield) on money
market deposits to customers of Berks.   Total time deposits
increased $25.4 million, or 9.73%, to $286.4 million at June 30, 1998 from $261.0 million at December 31, 1997. As a percentage of total deposits, time deposits decreased from 41.64% at December 31, 1997 to 40.99% at June 30, 1998.

     Other borrowed funds and long-term debt decreased
$24.7 million, or 29.17%, from $84.7 million at December 31, 1997 to $60.0 million at June 30, 1998. The decrease resulted because deposit growth was sufficient to fund loan growth and security purchases and the Company was able to paydown borrowings.

     Stockholders' equity increased $4.9 million, or 5.52%, to $93.6 million at June 30, 1998 from $88.7 million at December 31, 1997. The increase was primarily from the retention of earnings for the first six months, net of cash dividends declared of $2.3 million. Also, contributing to the increase in stockholders' equity was the increase in the net unrealized appreciation on securities available for sale of $1.5 million, from $2.4 million at December 31, 1997 to $3.9 million at June 30, 1998.

                      RESULTS OF OPERATIONS

Overview

     Net income for the first six months of 1998 was $5.1 million compared to $3.9 million for the first six months of 1997, an increase of 30.77%. On a per share basis, basic earnings were $0.53 and $0.50 for the first six months of 1998 and 1997, respectively. Diluted earnings per share were $0.52 and $0.49 for the six months ended June 30, 1998 and 1997, respectively. Earnings for the second quarter of 1998 was $1.4 million compared to $2.0 million for the second quarter of 1997. Basic and diluted earnings per share for the second quarter of 1998 was $0.14 as compared to $0.26 for the second quarter of 1997. The decrease in the second quarter of 1998 was due to the $2.0 million ($1.4 million, net of tax) of one-time, merger-related costs. However, these merger costs were offset by
<PAGE 10> securities gains realized in the first half of
$2.2 million ($1.4 million, net of tax).

Net Interest Income

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $2.7 million, or 19.42%, to $16.6 million for the first six months of 1998 compared to $13.9 million for the six months of 1997. For the second quarter of 1998, net interest income, on a tax-equivalent basis, increased $1.3 million, or 18.06%, to $8.5 million from $7.2 million for the second quarter of 1997. The increase in net interest income was primarily due to an increase in average interest-earning assets of $144.9 million, or 22.4%, for the first six months of 1998 compared to 1997 and an increase of $137.2 million, or 20.56%, for the second quarter of 1998 compared to 1997. Average interest-bearing liabilities increased $105.8 million and $100.6 million for the first six months and second quarter of 1998 compared to 1997, respectively. This resulted in an increase to the average rate paid on interest-bearing liabilities to 4.50% for the first six months of 1998 compared to 4.35% for the first six months of 1997. For the second quarter of 1998, the average rate paid on interest-bearing liabilities was 4.48% compared to 4.34% for the second quarter of 1997. The increase was mostly due to the 4.20% APY paid on money market deposits by Berks.

     Net interest margin decreased 13 basis points from 4.34% for the first six months of 1997 to 4.21% for the first six months of 1998, calculated on a tax-equivalent basis. Net interest margin decreased 10 basis points from 4.32% in the second quarter of 1997 to 4.22% in the second quarter of 1998, calculated on a tax-equivalent basis. Net interest margin primarily decreased due to an increase in the average rate paid on interest-bearing liabilities and to a decrease in the average yield on interest-earning assets due to increased competition in lending and lower interest rates on investments.

Provision For Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Berks' and HNB's (collectively, the "Banks") loan portfolios. Management's periodic evaluation is based upon an examination of the portfolios, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $485,000 for the first six months of 1998 compared to $592,000 for the first six months of 1997. For the second quarter of 1998, the provision for loan losses was $250,000 compared to $306,000 for
<PAGE 11> the second quarter of 1997.  The reason for the
decrease is due to the adequacy of the allowance for loan losses as per recent management analysis. The allowance for loan losses to nonperforming loans was 69.63% at June 30, 1998 compared to 85.08% at June 30, 1997.

Other Income

     Other income increased $2.7 million, or 128.57%, to $4.8 million for the first six months of 1998 compared to $2.1 million for the first six months of 1997. For the second quarter of 1998, other income increased $820,000, or 82.0%, to $1.8 million from $1.0 million for the second quarter of 1997. The increase in other income for the first six months and second quarter of 1998 was mostly due to realized gains on sales of securities and income from mortgage banking activities. For the first six months of 1998, realized gains on sales of securities increased $2.0 million to $2.1 million from $136,000 for the same period a year earlier. For the second quarter of 1998, realized gains on sales of securities increased $460,000 to $468,000 from $8,000 reported in the second quarter of 1997. Management elected to sell some of its available-for-sale equity securities of Pennsylvania banks in order to provide additional capital that could be leveraged for additional earnings in its subsidiary banks.

     Income from mortgage banking activities increased $419,000, or 106.89%, to $811,000 during the first six months of 1998 compared to $392,000 for the first six months of 1997. For the second quarter of 1998, income from mortgage banking activities increased $203,000, or 82.52%, to $449,000 from $246,000 in the second quarter of 1997. Mortgage banking income represents income generated from the mortgages temporarily funded for mortgage investors. The increase was due primarily to an increase in new home construction and refinancing, attributable to the low interest rate environment.

Other Expenses

     Total other expenses increased $3.5 million, or 36.84%, to $13.0 million for the first six months of 1998 compared to $9.5 million for the first six months of 1997. Total other expenses also increased during the second quarter of 1998 to $7.7 million from $4.8 million for the second quarter of 1997, an increase of $2.9 million, or 60.42%.

     Salaries, wages and employee benefits increased
$1.2 million, or 25.53%, and $586,000, or 24.06% for the six and three months ended June 30, 1998, compared to the respective periods in 1997. Salaries, wages and employee benefits increased due to the growth of the Company and also due to the accrual of the 3% salary match for all eligible employees under the new money purchase plan as approved under the consolidation agreement pursuant to which BCB and Heritage were consolidated to form the Company. <PAGE 12>

     Occupancy expense increased $250,000, or 34.20%, to $981,000 for the first six months of 1998 compared to $731,000 for the first six months of 1997. For the second quarter of 1998, occupancy expense was $561,000 compared to $361,000 for the second quarter of 1997, an increase of $200,000, or 55.40%. These increases reflect one-time expenses related to occupying the new corporate headquarters at the Berks County Bank Building and also includes obligations to pay the remaining lease payments for the prior headquarters.

     Other operating expenses, including merger costs, increased $2.0 million, or 58.8%, to $5.4 million for the first six months of 1998, compared to $3.4 million for the first six months of 1997. For the second quarter of 1998, other operating expenses increased by $2.2 million, or 137.50%, to $3.8 million from $1.6 million a year earlier. The large increase in other expenses was mostly due to the one-time merger related costs of $2.0 for the three and six months ended June 30, 1998. Other slight increases or decreases occurred in advertising, data processing and MAC fees, professional fees and corporate taxes. Advertising increased $34,000 to $568,000 for the first six months of 1998 compared to $534,000 for the first six months of 1997 and decreased $27,000 during the second quarter, from $323,000 in 1997 to $296,000 in 1998. The decrease from last year was due to the opening and promotion of the Muhlenberg and Shillington offices during the second quarter of 1997. Data processing and MAC fees increased $85,000, or 18.16%, from $468,000 in the first six months of 1997 to $553,000 in the first six months of 1998. For the second quarter, data processing and MAC fees increased $37,000 to $289,000 from $252,000 a year earlier. The increase was a result of increased volume in credit card processing/ATM processing. Professional fees decreased $84,000, or 17.32%, and increased $33,000, or 19.19%, for the six and three months ended June 30, 1998, respectively, compared to the same periods in 1997. The increased legal fees for the quarter was mostly due to legal fees incurred on loan workouts. Corporate taxes increased $49,000, or 17.95%, to $322,000 for the first six months of 1998 compared to $273,000 for the same period in 1997. For the second quarter of 1998, corporate taxes increased $43,000, or 32.58%, to $175,000 compared to $132,000 for the second quarter of 1997. The increase was due to increased Pennsylvania shares tax due to Berks being downstreamed $15.0 million of capital in 1997 as a result of a secondary stock offering.

Federal Income Taxes

     The provision for federal income taxes was $2.0 million for the first six months of 1998 compared to $1.4 million for the first six months of 1997. The provision for income taxes was $478,000 for the second quarter of 1998 compared to $738,000 for the second quarter of 1997. The effective tax rate for the first six months of 1998 was 27.69% versus 26.35% for the first six months of 1997.
  <PAGE 13>
Asset Quality

     Non-performing assets as a percentage of total assets increased from .78% at December 31, 1997 to 1.04% at June 30, 1998. Non-performing assets increased from $6.3 million at December 31, 1997 to $9.0 million at June 30, 1998. The ratio of the allowance for loan losses to non-performing assets was 90.44% at December 31, 1997 compared to 65.58% at June 30, 1998. Non-performing assets are comprised of non-accrual loans, accruing loans that are 90 days or more past due, foreclosed real estate and restructured loans.

     As financial institutions which assume lending and credit risks as a principal element of their business, the Banks anticipate that credit loss will be experienced in the normal course of business. Accordingly, management of the Banks makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. The amount charged against earnings is based upon several factors including at a minimum, each of the following:

     - a continuing review of delinquent, classified and non-accrual loans, large loans, and overall portfolio quality. This continuous review assesses the risk characteristics of both individual loans and the total loan portfolio;

     - analytical review of loan charge-off experience, delinquency rates and other relevant historical and peer statistical rations;

     - management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio;

     - regular examinations and reviews of the loan portfolio by the bank regulators.

     When it is determined that the prospect for recovery of the principal of a loan has significantly diminished, that portion of the loan is immediately charged against the allowance account. Subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses.

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at June 30, 1998. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.
  <PAGE 14>
Capital

     The Company's Tier 1 capital to risk-weighted assets ratio at June 30, 1998 was 16.59% compared to 17.56% at December 31, 1997. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at June 30, 1998 was 17.68% compared to 18.72% at December 31, 1997. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At June 30, 1998, the Company's leverage ratio was 10.55% versus 10.93% at December 31, 1997. The Company is categorized as "well capitalized" under applicable Federal regulations.

Liquidity

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by securities, cash and amounts due from banks, interest-bearing deposits with banks, and Federal funds sold.

     These liquid assets totaled $315.1 million at June 30, 1998 compared to $234.7 million at December 31, 1997. Maturing and repaying loans are another source of asset liquidity. At
June 30, 1998, the Company estimated that an additional
$213.2 million of loans will mature or reprice in the next six-month period ended December 31, 1998.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds or utilizing the facilities of the Federal Reserve System or the FHLB System. The Banks utilize a variety of these methods of liability liquidity. At June 30, 1998, the Banks had approximately $223.9 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $225.7 million at December 31, 1997. These lines of credit enable the Banks to purchase funds for short-term needs at current market rates.

Year 2000 Computer Issues

     Management has initiated a company-wide program to prepare
Main Street's, Berks' and Heritage's computer systems and applications for the year 2000.

     The "year 2000" challenge is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000.

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. <PAGE 15>

     The Company plans to have all reprogramming efforts completed by December 31, 1998, allowing adequate time for testing.

     The Company expects to incur internal staff costs and other expenses related to hardware and software enhancements necessary to prepare the systems for the year 2000. Management expects these "year 2000" maintenance or modification costs to be less than $100,000.


Item 3.   Quantitative and Qualitative Disclosure About Market
          Risk

     This section contains certain forward-looking statements which may involve significant risks and uncertainties. Although management believes that the expectations reflected in the forward-looking statements are reasonable, actual results may differ materially from the tables and discussion included in this section.

Market Risk

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company's market risk is composed primarily of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The operations of the Company do not subject it to foreign currency exchange or commodity price risk. Also, the Company and the Banks do not utilize interest rate swaps, caps, or other hedging transactions.

Interest Rate Sensitivity

     Interest rate sensitivity is a function of repricing characteristics of the Company's assets and liabilities. Each asset and liability reprices either at maturity or during the life of the instrument. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing at a future period of time. These differences are known as interest sensitivity gaps.

     The principal objectives of asset/liability management are to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. The traditional maturity "gap" analysis which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. A positive gap occurs when the amount
<PAGE 16> of interest sensitive assets exceeds interest sensitive liabilities. This position would contribute positively to net income in a rising interest rate environment. Conversely, if the balance sheet has more liabilities repricing than assets, the balance sheet is liability sensitive or negatively gapped. Management continues to monitor sensitivity in order to avoid overexposure to changing interest rates.

     Limitations of gap analysis in the following gap schedule include: 1) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; 2) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time; 3) interest rate gaps reflect the Company's position on a single date (June 30, 1998 in the case of the following table) while the Company continually adjusts its interest sensitivity throughout the year; and 4) the actual performance of assets and liabilities may differ with varying interest rate scenarios compared to their original contractual terms (i.e., the repayment of mortgage loans increases as interest rates fall).

     Another way management reviews its interest sensitivity position is through "simulation." In simulation, the Company projects future net interest streams in light of the current gap position. Various interest rate scenarios are used to measure levels of interest income associated with potential changes in our operating environment. Management cannot predict the direction of interest rates or how the mix of assets and liabilities will change. The use of this information will help formulate strategies to minimize the unfavorable effect on net interest income caused by interest rate changes.

Gap Analysis

                                                                 Six to
                                     Three          Three to     Twelve    One to Five    Over Five
                                     Months        Six Months    Months      Years          Years       Total
                                                                    (In thousands)
Interest earning assets:
   Loans                             $191,143     $  22,019    $  37,555    $ 172,777      $ 94,657     $518,151
   Securities                          21,492         8,508       16,107       27,483       209,374      282,964
   Interest-bearing deposits and
     federal funds sold                    58            --           --           --            --           58
   Total interest earning assets     $212,693     $  30,527    $  53,662    $ 200,260      $304,031     $801,173

Interest bearing liabilities:
   Interest bearing demand deposits  $      0     $       0    $       0    $  26,844      $ 26,844     $ 53,688
   Savings deposits                    83,585             0            0            0       190,198      273,783
   Time deposits                       51,036        41,948       57,124      135,198         1,064      286,370
   Short-term borrowings                9,006         1,000            0            0             0       10,006
   Long-term borrowings                50,000             0            0            0             0       50,000
    Total interest bearing
      liabilities                   $ 193,627     $  42,948    $  57,124    $ 162,042      $218,106     $673,847
                                    =========     =========    =========    =========      ========     ========
Interest sensitivity gap            $  19,066     $ (12,421)   $  (3,462)   $  38,218      $ 85,925     $127,326

Cumulative sensitivity gap          $  19,066     $   6,645    $   3,183    $  41,401      $127,326     $127,326
                                    =========     =========    =========    =========      ========     ========
<PAGE 17>

     As of June 30, 1998 the gap analysis would indicate that net income would not be significantly influenced by small fluctuations in interest rates, either up or down. Conversely, the rate sensitivity of these liabilities will increase in a rising rate environment due to market competition until rates return to pre-1992 levels (approximately 5% for savings and demand deposits). In addition, $40,000,000 in long-term borrowings which have a fixed rate, contain a conversion option that allows the Federal Home Loan Bank (FHLB) to convert these borrowings to a floating rate instrument on a quarterly basis and a put option that allows the Banks to prepay the borrowings in the event that the FHLB exercises its option. For purposes of the GAP table above, these borrowings were included in the "3 Month" category because they could reprice quarterly. Changes in interest rates will determine whether or not the fixed rates are converted to variable rates and will also impact the interest rate risk of the Company.

Interest Rate Sensitivity - Cash Flow Analysis

     The Interest Rate Sensitivity Table below illustrates the cash flows expected from earning assets for each of the next five years. Cash flows from loans are based on contractual payments and actual cash flows will most likely vary based on the fluctuation of interest rates. Generally, loans will prepay faster in a decreasing rate environment. This will result in lower interest income since there is more cash flows to reinvest at lower interest rates. Cash flows from bullet securities, which include U.S. Treasury securities, obligations of states and political subdivisions, and other securities are based on the earlier of the contractual maturity or the call date if the security is likely to be called with little or no change in interest rates from June 30, 1998. Equity securities are excluded from this table since the income derived from these investments is not directly tied to interest rates. Cash flows from mortgage-backed securities are based on consensus prepayment speeds under an unchanged rate environment over the next five years. Similar to loans, prepayments on mortgage-backed securities tend to increase as interest rates fall and slow as rates rise.

     Also included on the table is the contractual maturities of all interest bearing liabilities. Interest bearing demand and savings deposits are included as maturing in 1999. These customers have no obligation to keep their money with the Company for any period of time. In order to determine the effect of market interest rates on these products, the Company uses a simulation model. While the entire balance of these products is affected immediately when there is an interest rate change, the interest rate change is generally not equal to the change in Fed funds or the prime rate. The Company has noted that competitive pressures drive this rate more than small changes in market
<PAGE 18> rates.  Time deposits are presented by contractual maturity. Short-term borrowings consist of repurchase agreements and overnight borrowings from the FHLB. Generally, the funds mature within 1 business day. Long-term borrowings are presented by contractual maturity.

Interest rate sensitivity - Cash Flow Analysis


                                                              Cash Flows for the Year Ended December 31,
                                     1999         2000        2001        2002       2003       Thereafter       Total
                                                                           (In thousands)
Rate Sensitive Assets:
Fixed interest rate loans         $ 60,560      $40,958     $46,883     $27,388    $23,681      $ 83,879       $283,349
    Average interest rate             8.30%        8.58%       8.25%       8.48%      8.33%         7.91%          8.24%
Variable interest rate loans       $79,785      $12,966     $11,810      $9,497     $8,881      $111,863       $234,802
    Average interest rate             9.21%        8.89%       8.96%       8.83%      8.80%         8.12%          8.57%
Fixed interest rate securities     $62,538      $30,742     $36,562     $41,004    $11,582       $39,372       $221,800
    Average interest rate             7.19%        6.87%       6.96%       7.29%      7.07%         6.72%          7.04%
Variable interest rate securities   $11,620       $7,622      $5,961      $4,532     $3,469       $12,654        $45,858
    Average interest rate             6.92%        6.92%       6.92%       6.92%      6.92%         6.92%          6.92%
Other interest bearing assets       $6.928            0           0           0          0             0         $6,928
    Average interest rate             5.37%           0           0           0          0             0           5.37%

Rate Sensitive Liabilities:
Non-interest bearing demand        $84,711            0           0           0          0             0        $84,711
    Average interest rate                0            0           0           0          0             0              0
Savings and interest bearing
    demand                        $273,783            0           0            0         0             0       $273,783
    Average interest rate             4.05%           0           0            0         0             0           4.05%
Time-deposits                     $137,958      $81,748     $29,867       $8,280   $23,146        $5,371       $286,370
    Average interest rate             5.13%        5.89%       5.92%        6.13%     6.12%         6.11%          5.54%
Fixed interest rate borrowings     $10,006            0           0            0         0             0        $10,006
    Average interest rate             5.22%           0           0            0         0             0           5.22%
Variable interest rate
    borrowings                           0       $5,000           0      $35,000   $10,000             0        $50,000
    Average interest rate                0         5.87%          0         5.70%     5.60%            0           5.70%

Note: Cash flow information for loans does not include the allowance for loans losses.

     The fair value of the financial instruments was calculated at December 31, 1997. There has been no material changes in the difference between the carrying amount and the fair values since
December 31, 1997.

                             PART II

Item 1.   Legal Proceedings - None

Item 2.   Change in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

     On April 29, 1998, special meetings of shareholders were held by BCB and Heritage to approve the consolidation into the Company. Notice of the meetings was mailed to all shareholders on or about March 20, 1998.

     The meetings were held to approve and adopt the Agreement and Plan of Consolidation, dated as of November 18, 1997, by and between BCB and Heritage pursuant to which BCB and Heritage consolidated into the Company.

     The consolidation received the requisite number of shares for approval by both BCB and Heritage shareholders. The number of cast for, against and withheld were as follows:

BCB shareholders:

          For            Against        Withheld

          2,780,516      11,546         13,723

Heritage shareholders:

          For            Against        Withheld

          3,600,561      435,749        35,294

Item 5.   Other Information  - None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.1 Articles of Incorporation of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

     3.2 Bylaws of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.2 of the Registration
          Statement No. 333-44697 on Form S-4 of the registrant.

     10.1 Executive Employment Agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Berks County Bank and
          Nelson R. Oswald.  <PAGE 20>

     10.2 Executive Employment Agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Heritage National Bank and Allen E. Kiefer.

     10.3 Executive Employment Agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Heritage National Bank and Richard A. Ketner.

     10.4 Change of control agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Berks County Bank and
          Steven A. Ehrlich.

     10.5 Change of control agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Berks County Bank and
          Norman E. Heilenman.

     27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

     On May 15, 1998, the Company filed a Current Report on
Form 8-K, dated May 15, 1998, to report the completion of the consolidation of BCB and Heritage. No financial statements were filed with the Current Report.

     On June 11, 1998, the Company filed a Current Report on
Form 8-K, dated June 11, 1998, to report the results of operations of the Company for the first five months of 1998. No financial statements were filed with the current report.

     On June 25, 1998, the Company filed an Amended Current
Report on Form 8-K/A to file the audited financial statements of the Company for the years ended December 31, 1997, 1996 and 1995.

     On June 26, 1998, the Company filed an Amended Current
Report on Form 8-K/A to file corrected audited financial statements of the Company for the years ended December 31, 1997, 1996 and 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAIN STREET BANCORP, INC.

                              (Registrant)


August 13, 1998               By/s/  Nelson R. Oswald
                                   Nelson R. Oswald,
                                   Chairman and CEO
                                   (Principal Executive Officer)


                              By/s/  Donna L. Rickert
                                   Donna L. Rickert
                                   Senior Vice President
                                     and Controller
                                   (Principal Accounting Officer)

                          EXHIBIT INDEX

Exhibit No.                        Description

3.1 Articles of Incorporation of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

3.2 Bylaws of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.2 of the Registration Statement
     No. 333-44697 on Form S-4 of the registrant.

10.1 Executive Employment Agreement, dated May 1, 1998, among
     Main Street Bancorp, Inc., Berks County Bank and Nelson R.
     Oswald.

10.2 Executive Employment Agreement, dated May 1, 1998, among
     Main Street Bancorp, Inc., Heritage National Bank and
     Allen E. Kiefer.

10.3 Executive Employment Agreement, dated May 1, 1998, among
     Main Street Bancorp, Inc., Heritage National Bank and
     Richard A. Ketner.

10.4 Change of control agreement, dated May 1, 1998, among Main
     Street Bancorp, Inc., Berks County Bank and Steven A.
     Ehrlich.

10.5 Change of control agreement, dated May 1, 1998, among Main
     Street Bancorp, Inc., Berks County Bank and Norman E.
     Heilenman.


27   Financial Data Schedule.  <PAGE 23>