Form 10-Q
period 1998-09-30
MAIN STREET BANCORP INC
filed 1998-11-06
CIK 1060558

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
     September 30, 1998.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


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

       Number of Shares Outstanding as of October 31, 1998

COMMON STOCK ($1.00 Par Value)               9,708,358
     (Title of Class)                   (Outstanding Shares)

                    MAIN STREET BANCORP, INC.

                            FORM 10-Q

            For the Quarter Ended September 30, 1998

                            Contents

PART I     FINANCIAL INFORMATION                        Page No.

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997        3

           Consolidated Statements of Income for
            the Nine and Three-Month Periods ended
            September 30, 1998 and 1997                     5

           Consolidated Statement of Stockholders'
            Equity for the Nine-Month Period
            Ended September 30, 1998                        6

           Consolidated Statements of Cash Flows for
            the Nine-Month Periods Ended September 30,
            1998 and 1997                                   7

           Notes to Consolidated Financial Statements       9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations   13

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                               23
Item 2.    Changes in Securities                           23
Item 3.    Defaults Upon Senior Securities                 23
Item 4.    Submission of Matters to a Vote of Security
            Holders                                        23
Item 5.    Other Information                               23
Item 6.    Exhibits and Reports on Form 8-K                27

     Main Street Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on
Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
                                             September 30,      December 31,
                                                  1998              1997
                                            (In thousands, except share data)
Cash and due from banks                       $   29,018         $   24,918
Interest-bearing deposits with banks                 278                200
Federal funds sold                                   470                470
Securities available for sale                    478,491            209,106
Securities held to maturity, fair value
  September 30, 1998 $779; December 31,
  1997 $71,769                                       775             70,914
Loans receivable, net of allowance for loan
  losses September 30, 1998 $7,475;
  December 31, 1997 $5,738                       518,921            477,838
Mortgages held for sale                            2,709                 --
Due from mortgage investors                       10,195              5,425
Bank premises and equipment, net                  16,832             11,511
Accrued interest receivable                        6,754              5,825
Prepaid expenses and other assets                 15,819              7,656

     TOTAL ASSETS                             $1,080,262         $  813,863

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand, non-interest bearing              $   87,030         $   73,985
    Demand, interest bearing                      55,016             52,344
    Savings                                      299,014            239,504
    Time deposits                                310,422            260,975

     TOTAL DEPOSITS                              751,482            626,808

  Accrued interest payable and other
    liabilities                                   25,920             13,625
  Other borrowed funds                           129,293             30,260
  Long-term debt                                  76,000             54,450

     TOTAL LIABILITIES                           982,695            725,143

Stockholders' equity:
  Common stock, par value $1.00 per share;
    authorized 50,000,000 shares; issued
    and outstanding September 30, 1998
    9,700,357 shares; December 31, 1997
    9,639,808 shares                               9,700              9,640
  Surplus                                         50,625             49,985
  Retained earnings                               31,261             26,721
  Net unrealized appreciation on securities
    available for sale, net of taxes               5,981              2,374
  <PAGE 4>
     TOTAL STOCKHOLDERS' EQUITY                   97,567             88,720

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                 $1,080,262         $  813,863

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                              For the Three Months Ended         For the Nine Months Ended
                                              --------------------------         -------------------------
                                            September 30,    September 30,     September 30,   September 30,
                                                1998             1997             1998             1997
                                            ------------------------------     -----------------------------
                                                           (In thousands, except Per share data)
Interest income:
  Loan receivable, including fees               $11,381          $10,003          $33,141          $28,117
  Interest and dividends on securities:
    Taxable                                       3,572            3,428           10,523            8,957
    Tax-exempt                                    1,345              728            3,110            2,129
  Other                                             238               26              267              237
                                                -------          -------          -------          -------
     Total interest income                       16,536           14,185           47,041           39,440
                                                -------          -------          -------          -------

Interest expense:
  Deposits                                        7,199            5,520           19,622           15,359
  Other borrowed funds                              363              444            1,212            1,284
  Long-term debt                                    718              778            2,208            2,091
                                                -------          -------          -------          -------
     Total interest expense                       8,280            6,742           23,042           18,734
                                                -------          -------          -------          -------
     Net interest income                          8,256            7,443           23,999           20,706
Provision for loan losses                         1,725              315            2,210              907
                                                -------          -------          -------          -------
       Net interest income after provision
         for loan losses                          6,531            7,128           21,789           19,799
                                                -------          -------          -------          -------
Other income:
  Income from fiduciary activities                  195              187              626              664
  Customer service fees                             649              564            1,883            1,592
  Mortgage banking activities                       545              289            1,356              681
  Net realized gains on sale of securities        1,723               10            3,873              146
  Other                                              45               42              198               74
                                                -------          -------          -------          -------
     Total other income                           3,157            1,092            7,936            3,157
                                                -------          -------          -------          -------
Other expenses:
  Salaries and wages                              2,504            2,103            7,190            5,838
  Employee benefits                                 666              452            1,832            1,390
  Occupancy                                         604              314            1,585            1,045
  Equipment depreciation and maintenance            390              328            1,113              981
  Merger costs                                       --               --            1,963               --
  Other                                           1,822            1,497            5,294            4,909
                                                -------          -------          -------          -------
     Total other expenses                         5,986            4,694           18,977           14,163
                                                -------          -------          -------          -------
    Income before income taxes                    3,702            3,526           10,748            8,793

Federal income taxes                                574              904            2,525            2,292
                                                -------          -------          -------          -------
     Net income                                 $ 3,128          $ 2,622          $ 8,223          $ 6,501
                                                =======          =======          =======          =======
  Basic earnings per share                        $0.32            $0.29            $0.85            $0.79
                                                =======          =======          =======          =======
  Diluted earnings per share                      $0.32            $0.28            $0.84            $0.78
                                                =======          =======          =======          =======

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine months Ended September 30, 1998

                                                                                  Net Unrealized
                                   Number of                                       Appreciation
                                   Shares of                                       On Securities           Compre-
                                     Common       Common                 Retained    Available             hensive
                                     Stock        Stock      Surplus     Earnings    For Sale    Total     Income
                                   -------------------------------------------------------------------------------
(In thousands, except share data)
Balance, December 31, 1997          9,639,808     $9,640     $49,985     $26,721     $2,374     $88,720
  Net income                               --         --          --       8,223         --       8,223    $ 8,223
  Pre-merger stock transactions
    of pooled entities                 31,043         31         433          --         --         464         --
  Issuance of common stock upon
    exercise of stock options          29,506         29         172          --         --         201         --
  Tax benefit upon exercise of
    stock options                                                 35                                 35         --
  Cash in lieu of fractional shares                                          (20)                   (20)
  Net change in unrealized apprecia-
    tion on securities available for
    sale, net of taxes                     --         --          --          --      3,607       3,607      3,607
                                                                                                           -------
  Comprehensive income                                                                                     $11,830
                                                                                                           =======
  Cash dividends declared                  --         --          --      (3,663)        --      (3,663)
                                    ---------     ------     -------     -------     ------     -------
Balance September 30, 1998          9,700,357     $9,700     $50,625     $31,261     $5,981     $97,567
                                    =========     ======     =======     =======     ======     =======


See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                  For the Nine Months Ended
                                                September 30,   September 30,
                                                    1998            1997
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $   8,223       $   6,500
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Provision for loan and foreclosed real
    estate losses                                     2,235           1,017
  Provision for depreciation and amortization         1,030             895
  Loss on sale of equipment and foreclosed
    real estate                                          45               9
  Net realized gain on sale of securities            (3,872)           (147)
  Provision for deferred income taxes                  (246)           (167)
  Proceeds from sale of mortgage loans               80,438           34,230
  Net gain on sale of mortgage loans                   (129)            (13)
  Mortgage loans originated for sale                (80,361)        (34,233)
  Net accretion of security premiums
    and discounts                                       902              62
(Increase) decrease in:
    Due from mortgage investors                      (4,770)         (4,471)
    Accrued interest receivable                        (929)         (1,233)
    Prepaid expenses and other assets                (9,465)           (121)
  Increase in accrued interest payable and
    other liabilities                                 2,293           1,308

    Net cash provided by (used in)
      operating activities                           (4,606)           3,636

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities available
    for sale                                         27,860          31,249
  Proceeds from maturities of and principal
    repayments on securities available for sale      61,213          29,627
  Proceeds from maturities and calls of
    securities held to maturity                       5,350           6,700
  Purchases of securities available for sale       (275,165)       (116,754)
  Purchases of securities held to maturity                          (30,094)
  (Increase) Decrease in interest-bearing deposits
   with banks                                          (78)         21,387
  Decrease in federal funds sold                        --           1,020

  Loans made to customers, net of principal
    collected                                        (53,313)       (67,879)
  Proceeds from sale of third-party dealer
    loan portfolio                                     6,367             --
  Proceeds from sales of foreclosed real estate          865          1,365
  Proceeds from sales of bank premises and
    equipment                                              2             30
  Purchases of premises and equipment                 (6,356)        (2,673)

    Net cash used in investing activities           (233,255)      (126,022)
  <PAGE 8>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand and savings deposits     $  75,227       $  53,314
  Net increase in time deposits                      49,447          20,868
  Proceeds from (repayment of) other borrowed
    funds                                           100,033          24,222
  Proceeds from long term borrowings                 25,000          40,000
  Principal payments of long-term borrowings         (4,450)        (35,000)
  Cash in lieu of fractional shares                     (20)             --
  Pre-merger stock transactions of pooled banks         464            (233)
  Proceeds from exercise of stock options               201              --
  Net proceeds from stock offering of pooled
    entity                                               --          20,865
  Cash dividends paid                                (3,941)         (2,178)

    Net cash provided by financing activities       241,961         121,858

    Increase (decrease) in cash and due from
      banks                                           4,100            (528)

Cash and due from banks:

  Beginning                                          24,918          18,432

  Ending                                         $   29,018       $  17,904

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                     $   22,853       $  18,266

    Income taxes                                 $    2,180       $   2,130


See Notes To Consolidated Financial Statements

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements give retroactive effect to the pooling of interests merger of BCB Financial Services Corporation ("BCB") and Heritage Bancorp, Inc. ("Heritage") as more fully described below. As a result, the consolidated balance sheets as of September 30, 1998 and December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the nine and three months ended September 30, 1998 and 1997, are presented as if the combining companies had been consolidated for all periods presented. As required by generally accepted accounting principles, the consolidated financial statements will become the historical consolidated financial statements upon issuance of the consolidated financial statements for the period that includes the date of the acquisition. The consolidated statements of stockholders' equity reflect the accounts of the Company as if the common stock had been issued during all periods presented.

On May 1, 1998, the Company was formed upon the completion of a merger of equals between BCB and Heritage. The merger was accounted for as a pooling of interests. As a result of the merger, each of the 3,478,241 outstanding shares of BCB common stock as of April 30, 1998 was converted into 1.3335 shares of the Company's common stock and each of the 4,793,746 outstanding shares of Heritage common stock as of April 30, 1998 was converted into 1.05 shares of the Company's stock, with cash being paid for fractional share interests.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Berks County Bank (Berks), Heritage National Bank (HNB), and Heritage Holding Company (HHC). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results of the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                   Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                                 1998             1997             1998            1997
                                              ---------------------------       --------------------------
Numerator, net income                         $3,128,000       $2,622,000       $8,223,000      $6,501,000
                                              ==========       ==========       ==========      ==========
Denominator:
  Denominator for basic earnings per
    share, weighted average shares             9,687,089        9,116,268        9,671,648       8,230,998

  Effect of dilutive securities, stock
    options                                      124,331          111,806          140,541          93,275
                                               ---------        ---------        ---------       ---------
    Denominator for diluted earnings per
      share, weighted average shares
      and assumed conversions                  9,811,420        9,228,074        9,812,189       8,324,273
                                              ==========       ==========       ==========      ==========

  Basic earnings per common share                  $0.32            $0.29            $0.85           $0.79
                                              ==========       ==========       ==========      ==========

  Diluted earnings per common share                $0.32            $0.28            $0.84           $0.78
                                              ==========       ==========       ==========      ==========

OTHER EXPENSES

The following represents the most significant categories of other expenses for the nine months ended September 30:

                                            1998          1997

Advertising                                $  844        $  750
Data processing and MAC fees                  854           714
Office supplies and expenses                  979           823
Professional fees                             614           695
Foreclosed real estate                        140           (45)
All other expenses                          1,863         1,972

                                           $5,294        $4,909

COMPREHENSIVE INCOME

     The Financial Accounting Standards Board issued Statement
No. 130, "Reporting Comprehensive Income," in June 1997.  The
Company adopted the provisions of the new standard in the first quarter of 1998.

     The only comprehensive income item that the Company presently has is unrealized gains (losses) on securities available for sale. The unrealized gains (losses) on securities available for sale are as follows:


                                                 For the Nine Months Ended
                                                       September 30,
                                                   1998             1997
Unrealized holding gains (losses) arising
  during the period:
    Before tax amount                             $ 6,245          $ 2,331
    Tax (expense) benefit                          (2,123)            (793)

      Net of tax amount                             4,122            1,538

Less reclassification adjustment for gains
  (losses) included in net income:
    Before tax amount                                 780              146
    Tax (expense) benefit                            (265)             (50)

      Net of tax amount                               515               96

Net unrealized gains (losses):
    Before tax amount                               5,465            2,185
    Tax (expense) benefit                          (1,858)            (743)

      Net of tax amount                           $ 3,607          $ 1,442


ACCOUNTING POLICIES

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company January 1, 2000. Management expects this Statement will have no impact on the Company, as presently no derivative instruments are held.

SECURITIES

     The Company transferred securities with an amortized cost of $72.6 million from held to maturity to available for sale on May 31, 1998 in order to provide flexibility for management to implement new investment strategies. The transfer resulted in a $840,000 adjustment to fair value on the securities previously classified as held to maturity with a corresponding adjustment to equity of $554,000 for unrealized gains, net of taxes. All
<PAGE 12> securities at September 30, 1998 were classified as available for sale except for those securities that will mature or could be called within the next six months.

STOCK DIVIDEND

     On October 27, 1998, the Board of Directors declared a 7% stock dividend to shareholders of record on November 30, 1998.
The stock dividend will be paid on December 15, 1998.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of Main Street
Bancorp, Inc. (the "Company") on a consolidated basis with a primary focus on an analysis of operating results.

                 FINANCIAL CONDITION HIGHLIGHTS

     The assets increased to $1.08 billion at September 30, 1998, compared to $813.9 million at December 31, 1997, an increase of $266.1 million, or 32.7%. This increase was primarily reflected in securities and deposits.

     Securities increased $199.3 million, or 71.2%, to $479.3 million at September 30, 1998 when compared to $280.0 million at December 31, 1997. The increase is due to the purchase of $275.2 million in securities, offset by the securities sales and maturities of $94.4 million. The Company elected to increase its securities portfolio as part of a program to leverage the balance sheet and increase earnings. Securities purchased were funded primarily with short-term Federal Home Loan Bank advances. The Company plans to replace most of these borrowings with lower-cost deposits expected to be received over the next two years. Nearly the entire bond securities portfolio is rated AAA by either Standard & Poor or Moodys. There were no derivatives held at September 30, 1998 and no investments in hedge funds. Securities held at September 30, 1998 were primarily government agencies, municipalities, or bank stocks.

     The Company transferred securities with an amortized cost of $72.6 million from held to maturity to available for sale on May 31, 1998 in order to provide flexibility for management to implement new investment strategies. The transfer resulted in a $840,000 adjustment to fair value of the securities previously classified as held to maturity with a corresponding adjustment to equity of $554,000 for unrealized gains, net of taxes. All securities at September 30, 1998 were classified as available for sale except for those securities that will call or mature by March 31, 1999.

     Loans receivable, net of allowance for loan losses of $7.5 million at September 30, 1998 and $5.7 million at December 31, 1997, increased to $518.9 million at September 30, 1998 from $477.8 million at December 31, 1997. The increase of
$41.1 million, or 8.60%, was primarily due to an increase in commercial loans. During the third quarter of 1998, the Company increased its provision for loan losses by $1.7 million due to increasing uncertainty in economic conditions. See "-- Results of Operations -- Provision for Loan Losses" for a further discussion of the increase.
  <PAGE 14>
     Amounts due from mortgage investors increased to $10.2 million at September 30, 1998 from $5.4 million at December 31, 1997. These amounts represent loans originated by Berks for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for investors for periods ranging from three to twenty-one days.

     Bank premises and equipment, net of accumulated depreciation, increased from $11.5 million at December 31, 1997 to $16.8 million at September 30, 1998. This increase was mostly attributable to the purchase of the Berks County Bank Building at 601 Penn Street, Reading, Pennsylvania, in February 1998. The Berks County Bank Building houses the corporate offices of the Company.

     Total deposits, the primary source of funds, increased $124.7 million to $751.5 million at September 30, 1998 compared to $626.8 million at December 31, 1997, an increase of 19.89%. The increase in deposits was primarily in savings and time deposits. Savings deposits increased from $239.5 million at December 31, 1997 to $299.0 million at September 30, 1998, an increase of $59.5 million, or 24.84%. This was due primarily to the offering of an above market rate of 4.20% APY (annual percentage yield) on money market deposits to customers of Berks
which is guaranteed through December 31, 1998.   Total time
deposits increased $49.4 million, or 18.93%, to $310.4 million at September 30, 1998 from $261.0 million at December 31, 1997. As a percentage of total deposits, time deposits decreased slightly from 41.64% at December 31, 1997 to 41.30% at September 30, 1998.

     Other borrowed funds and long-term debt increased $120.6 million, or 142.38%, from $84.7 million at December 31, 1997 to $205.3 million at September 30, 1998. The increase resulted because the Company took advantage of the low FHLB borrowing rates to fund the purchase of securities.

     Stockholders' equity increased $8.9 million, or 10.03%, to $97.6 million at September 30, 1998 from $88.7 million at December 31, 1997. The increase was primarily from the retention of earnings for the first nine months, net of cash dividends declared of $3.7 million. The increase in stockholders' equity was also due to the increase in the net unrealized appreciation on securities available for sale of $3.6 million, from $2.4 million at December 31, 1997 to $6.0 million at September 30, 1998.

                      RESULTS OF OPERATIONS

Overview

     Net income for the first nine months of 1998 was $8.2 million compared to $6.5 million for the first nine months of 1997, an increase of 26.15%. On a per share basis, basic earnings were $0.85 and $0.79 for the first nine months of 1998 and 1997, respectively. Diluted earnings per share were $0.84
<PAGE 15> and $0.78 for the nine months ended September 30, 1998 and 1997, respectively. Earnings for the third quarter of 1998 was $3.1 million compared to $2.6 million for the third quarter of 1997. Basic and diluted earnings per share for the third quarter of 1998 was $0.32 as compared to basic and diluted of $0.29 and $0.28 respectively for the third quarter of 1997. Net income and earnings per share increased primarily due to an increase in net interest income.

Net Interest Income

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a tax-equivalent basis, increased $4.1 million, or 19.16%, to $25.5 million for the first nine months of 1998 compared to $21.4 million for the first nine months of 1997. For the third quarter of 1998, net interest income on a tax-equivalent basis, increased $1.3 million, or 16.88%, to $9.0 million from $7.7 million for the third quarter of 1997. The increase in net interest income was primarily due to an increase in average interest-earning assets of $144.1 million, or 21.46%, for the first nine months of 1998 compared to 1997 and an increase of $143.0 million, or 19.94%, for the third quarter of 1998 compared to the third quarter of 1997. Average interest-bearing liabilities increased $112.3 million and $124.9 million for the first nine months and third quarter of 1998, respectively, compared to the corresponding periods in 1997. The average rate paid on interest-bearing liabilities increased to 4.50% for the first nine months of 1998 compared to 4.38% for the first nine months of 1997. For the third quarter of 1998, the average rate paid on interest-bearing liabilities was 4.50% compared to 4.43% for the third quarter of 1997. The increase was mostly due to the higher cost of the increase in FHLB borrowings.

     Net interest margin decreased 7 basis points from 4.26% for the first nine months of 1997 to 4.19% for the first nine months of 1998, calculated on a tax-equivalent basis. Net interest margin decreased 12 basis points from 4.25% in the third quarter of 1997 to 4.13% in the third quarter of 1998, calculated on a tax-equivalent basis. Net interest margin primarily decreased due to an increase in the average rate paid on interest-bearing liabilities, especially on FHLB borrowings, and to a decrease in the average yield on interest-earning assets that resulted from the substantial increase in securities in 1998 at yields below 1997's average earning asset yield. As short-term FHLB borrowings are replaced by more deposits that will result in a decrease in the average rate paid on interest-bearing liabilities, the net interest margin should increase.

Provision For Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan
<PAGE 16> losses is determined by management based upon its
evaluation of the known as well as inherent risks within the Banks' loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $2,210,000 for the first nine months of 1998 compared to $907,000 for the first nine months of 1997. For the third quarter of 1998, the provision for loan losses was $1,725,000 compared to $315,000 for the third quarter of 1997. Overall loan delinquency was approximately 2.05% at September 30, 1998. The allowance for loan losses to non-performing loans was 95.38% at September 30, 1998 compared to 91.89% at December 31, 1997. While our loan quality and delinquency experience is favorable, the Company believes that boosting the provision at this time is prudent in view of recent volatility in the markets and increasing uncertainty in economic conditions.

Other Income

     Other income increased $4.7 million, or 146.88%, to $7.9 million for the first nine months of 1998 compared to $3.2 million for the first nine months of 1997. For the third quarter of 1998, other income increased $2.1 million, or 190.90%, to $3.2 million from $1.1 million for the third quarter of 1997. The increase in other income for the first nine months and third quarter of 1998 was mostly due to realized gains on sales of securities and income from mortgage banking activities. For the first nine months of 1998, realized gains on sales of securities increased $3.8 million to $3.9 million from $146,000 for the same period a year earlier. For the third quarter of 1998, realized gains on sales of securities increased $1.7 million to $1.7 million from $10,000 reported in the third quarter of 1997. Management elected to sell some of its available-for-sale equity securities of Pennsylvania banks in order to provide additional revenue to offset certain one time extraordinary expenses. These extraordinary expenses included $1.9 million of merger related costs, an extra provision to loan losses of $1.7 million, and approximately $0.2 million of facilities expenses related to the acquisition of the Berks County Bank Building at 601 Penn Street, Reading, Pennsylvania.

     Income from mortgage banking activities increased $675,000, or 99.12%, to $1.4 million during the first nine months of 1998 compared to $681,000 for the first nine months of 1997. For the third quarter of 1998, income from mortgage banking activities increased $256,000, or 88.58%, to $545,000 from $289,000 in the third quarter of 1997. Mortgage banking income represents income generated from the mortgages temporarily funded for mortgage investors. The increase was due to an increase in new home construction and refinancing, the expansion of the Company's geographic market into Bucks, Chester, Lancaster, and Lehigh counties, and the lower interest rate environment in 1998.
  <PAGE 17>
Other Expenses

     Total other expenses increased $4.8 million, or 33.80%, to $19.0 million for the first nine months of 1998 compared to $14.2 million for the first nine months of 1997. Total other expenses also increased during the third quarter of 1998 to $6.0 million from $4.7 million for the third quarter of 1997, an increase of $1.3 million, or 27.66%.

     Salaries, wages and employee benefits increased $1.8 million, or 25.00%, and $615,000, or 24.07%, for the nine and three months ended September 30, 1998, respectively, compared to the respective periods in 1997. Salaries, wages and employee benefits increased due to the growth of the Company and also due to the accrual of the 3% salary match for all eligible employees under the new money purchase plan as approved under the consolidation agreement pursuant to which BCB and Heritage were consolidated to form the Company.

     Occupancy expense increased $600,000, or 60.00%, to $1.6 million for the first nine months of 1998 compared to $1.0 million for the first nine months of 1997. For the third quarter of 1998, occupancy expense was $604,000 compared to $314,000 for the third quarter of 1997, an increase of $290,000, or 92.36%. These increases reflect one-time expenses related to occupying the new corporate headquarters at the Berks County Bank Building and also includes obligations to pay the remaining lease payments for the prior headquarters. The Company expects to lease out several floors of the Company's new headquarters in the fourth quarter of 1998 which should help mitigate these increased occupancy expenses in future periods.

     Other operating expenses increased $2.4 million, or 48.98%, to $7.3 million for the first nine months of 1998, compared to $4.9 million for the first nine months of 1997. For the third quarter of 1998, other operating expenses increased by $0.3 million, or 20.0%, to $1.8 million from $1.5 million a year earlier. The large increase in other expenses for the first nine months of 1998 was mostly due to the one-time merger related costs of $2.0 million. Other slight increases or decreases occurred in advertising, data processing and MAC fees, professional fees and office supplies and expenses. Advertising increased $94,000 to $844,000 for the first nine months of 1998 compared to $750,000 for the first nine months of 1997 and increased $60,000 during the third quarter to $276,000 in 1998 from $216,000 in 1997. The increase from last year was due to a marketing campaign to attract disgruntled First Union/CoreStates customers. Data processing and MAC fees increased $140,000, or 19.61%, from $714,000 in the first nine months of 1997 to $854,000 in the first nine months of 1998. For the third quarter, data processing and MAC fees increased $55,000 to $301,000 from $246,000 a year earlier. The increase was a result of increased volume in credit card processing/ATM processing. Professional fees decreased $81,000, or 11.65%, and increased $1,000, or 0.04% for the nine and three months ended <PAGE 18> September 30, 1998 compared to the same period in 1997. Office supplies and expenses increased $156,000, or 18.96%, to $979,000 for the first nine months of 1998 compared to $823,000 for the same period in 1997. For the third quarter of 1998, office supplies and expenses increased $143,000, or 56.97%, to $394,000 compared to $251,000 for the third quarter of 1997. The increase was due to supplies necessary to support the Company's growth as well as increased postage as a result of an increase in mailings of statements, notices, etc.

Federal Income Taxes

     The provision for federal income taxes was $2.5 million for the first nine months of 1998 compared to $2.3 million for the first nine months of 1997. The provision for income taxes was $574,000 for the third quarter of 1998 compared to $904,000 for the third quarter of 1997. The effective tax rate for the first nine months of 1998 was 23.49% versus 26.07% for the first nine months of 1997. The decrease in 1998's effective tax rate from the statutory tax rate of 34% was due to the significant amount of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans.

Asset Quality

     Non-performing assets as a percentage of total assets remained relatively the same at .82% at December 31, 1997 compared to 0.77% at September 30, 1998. Non-performing assets increased from $6.7 million at December 31, 1997 to $8.4 million at September 30, 1998. The ratio of the allowance for loan losses to non-performing assets was 85.53% at December 31, 1997 compared to 89.34% at September 30, 1998. Non-performing assets are comprised of non-accrual loans, accruing loans that are 90 days or more past due, foreclosed real estate and restructured loans.

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at September 30, 1998. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.

Capital

     The Company's Tier 1 capital to risk-weighted assets ratio at September 30, 1998 was 15.38% compared to 17.56% at December 31, 1997. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at September 30, 1998 was 16.63% compared to 18.72% at December 31, 1997. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At September 30, 1998, the Company's leverage ratio was 10.04% versus 10.93% at December 31, 1997. The Company is
<PAGE 19> categorized as "well capitalized" under applicable
Federal regulations.

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

     These liquid assets totaled $508.3 million at September 30, 1998 compared to $234.7 million at December 31, 1997. Maturing and repaying loans are another source of asset liquidity. At September 30, 1998, the Company estimated that an additional $32.4 million of loans will mature or reprice in the next six-month period ended March 31, 1999.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds or utilizing the facilities of the Federal Reserve System or the FHLB System. The Banks utilize a variety of these methods of liability liquidity. At September 30, 1998, the Banks had approximately $265.8 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $225.7 million at December 31, 1997. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

                             PART II

Item 1.   Legal Proceedings - None

Item 2.   Change in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -
          None

Item 5.   Other Information

Year 2000 Computer Issues

     The Year 2000 (Y2K) poses not just technology issues, but provides an enterprise-wide challenge, not only for the Company, but for all businesses. Senior management and the Board of Directors of the Company have been actively involved in the planning, allocating of resources and monitoring the progress to evaluate and implement corrective actions to assure Y2K readiness. The Company has named the Senior Vice President of Operations as the Y2K officer to oversee the project. The Y2K officer reports to the Board on a quarterly basis and to Senior Management on a monthly basis. Remediation and testing is underway to ensure that the Company's computer systems will operate in the Year 2000. The Company's software systems are products provided by software vendors, and are not developed in-house. The Company has contacted and is working closely with its vendors to ensure readiness. Many noncomputer systems include embedded technology, such as micro controllers. The Company is also reviewing our noncomputer systems looking for any that could be affected by Y2K. As part of the planning process, the Company is also developing contingency plans that will provide alternative methods of doing business, should it be necessary.

     The IBM AS400 computer processes the daily transactions and is the recordkeeping system for our customer's loan and deposit accounts and the Company's general ledger system. The Company's IBM AS400 computer is Y2K compliant, and both the hardware and software were tested and certified in July 1998. Another important area is the Company's PC network. Throughout the year, the Company has been upgrading or replacing PC's that are not Y2K compliant. Testing is expected to be completed by December 31, 1998 on the Company's PC network and other systems that are vital to the successful continuance of the Company's business.

     The overall Y2K compliance plan consists of five phases: awareness, assessment, plan development, testing and implementation. Systems were also assigned a level of importance to the daily functioning of the Company: mission critical, need but not mission critical, and can use but can do without. Awareness, assessment, and plan development are complete for systems designated mission critical. Testing and implementation
<PAGE 21> are underway and expected to be completed by
December 31, 1998. For all other systems, testing and implementation is expected to be completed by March 31, 1999.

     The Company has experienced considerable growth in recent years, which independent of the Y2K issue, has created the need to upgrade some hardware and software. Therefore, it is difficult to isolate expenses and capital investments that have been implemented or accelerated for Y2K from normal business replacement and time spent by the Company personnel working on Y2K issues. Costs, to date which include capital expenditures, are currently estimated at $55,000 (excluding personnel costs), and are not considered material to any one fiscal period. The Company has compiled an estimate of future remediation costs to be $80,000. Should the Company have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material.

     Three federal agencies share responsibility for supervising efforts by banking subsidiaries regarding the Y2K date change. The agencies are conducting special examinations to make sure that the insured banking subsidiaries are taking the necessary steps to get ready for Y2K and are closely monitoring their progress in completing critical steps required by their Y2K plans. The Company's progress and plan is subject to review and examination by the Federal Reserve and OCC. Our banking application software vendor is also subject to examination by these agencies to evaluate their Y2K remediation process, the results of which have been released to this Company for our review.

     The Company's banking subsidiaries have many customers and through the use of questionnaires and our calling officers, these banking subsidiaries are looking at their larger customers to determine their potential Y2K risk. No individual customer is significant enough to materially impact the financial position of the Company. However, one concern is that the credit risk associated with lending may increase to the extent that our borrowers or their suppliers or clients may not adequately address Y2K issues. As a result, problem loans and losses could increase in the years following. Due to the uncertainties involved, it is not possible to quantify potential losses due to Y2K, if any, at this time.

     Senior management has developed an outline for a contingency plan to provide operating alternatives for continuation of services to the Company's customers in the event of systems or communication failures at the beginning of the Year 2000. Based on preliminary planning during development of the contingency plan, management believes that the Company will be able to continue to operate in the Year 2000 even if some systems fail. In a worst case scenario, due to the size of the Company, we believe that we would be able to operate with all transactions processed manually until normal operations could be restored.
<PAGE 22> This procedure could require changing of schedules and significant hiring of temporary staff, which would increase cost of operations. If this procedure were to continue for any extended period of time, or if we ultimately had to change our banking application software vendor, the cost could be material.

     Management believes that adequate resources are available to fund and address the Year 2000 issues and that the costs associated with bringing the Company into compliance will not have a material impact on the Company's financial statements. However, with all remediation, testing and contingency plans there is no guarantee that these steps will fully mitigate all failures and problems. In addition, the Company relies on various third party providers, such as telecommunications and utility companies, where alternative sources or arrangements are limited or unavailable. While the Company continues to address Y2K issues, and work with our vendors and corporate customers to identify, assess and control potential Y2K risks, the Company does not manage these businesses and therefore, potential uncertainties remain.

Branch Locations

     On October 3, 1998, Berks County Bank opened its eighth full service branch in Robesonia, Berks County. Berks County purchased the land upon which it constructed its Robesonia branch.

     During 1997, Berks County purchased land for the construction of its ninth full-service branch near Boyertown in Douglas Township, Montgomery County. Construction of the branch is to begin in early 1999 with an estimated completion date of the second quarter of 1999.

     On September 1, 1998, Main Street Bancorp, Inc. signed a lease agreement for a full-service branch to be located at 3900 Hamilton Center, Allentown, Lehigh County. The Hamilton Boulevard branch is expected to open in the second quarter of 1999. The lease expense in 1999 will be approximately $45,000.

     On September 18, 1998, Berks County Bank announced that it will open its second full service branch in Exeter Township, Berks County. The new branch, located at 4001 Perkiomen Avenue, is expected to open in early 1999. Berks has agreed to lease the existing building for an initial term of 10 years. The lease expense in 1999 will be approximately $60,000.

     In addition to the de novo branches listed above and several other de novo branches in the early discussion stages, the Company is actively seeking to expand its market territory into the surrounding counties. The method of expansion will be additional de novo branches as well as possible branch acquisitions from other banks. Such branch acquisitions may include site acquisitions only with no accompanying deposit transfer. <PAGE 23>

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1    Articles of Incorporation of Main Street
                 Bancorp, Inc., incorporated herein by reference to Exhibit 3.1 of the Registration Statement
                 No. 333-44697 on Form S-4 of the registrant.

          3.1    Bylaws of Main Street Bancorp, Inc.,
                 incorporated herein by reference to Exhibit 3.2 of the Registration Statement No. 333-44697 on
                 Form S-4 of the registrant.

          27.    Financial Data Schedule.

     (b)  Reports on Form 8-K - None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAIN STREET BANCORP, INC.

                              (Registrant)


November 6, 1998              /s/ Robert D. McHugh, Jr.
                              Robert D. McHugh, Jr.
                              Executive Vice President and
                              Treasurer


                              /s/ Donna L. Rickert
                              Donna L. Rickert
                              Senior Vice President and
                              Controller
                              (Principal Accounting Officer)

                          EXHIBIT INDEX

Exhibit No.         Description

     3.1       Articles of Incorporation of Main Street Bancorp,
               Inc., incorporated herein by reference to
               Exhibit 3.1 of the Registration Statement No. 333-
               44697 on Form S-4 of the registrant.

     3.1 Bylaws of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.2 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

     27.       Financial Data Schedule.  <PAGE 26>