Form 10-K
period 1998-12-31
MAIN STREET BANCORP INC
filed 1999-03-31
CIK 1060558

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended December 31, 1998, or

|_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from _______________ to ______________.

Commission file number: 0-24145

                            MAIN STREET BANCORP, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

         Pennsylvania                                      23-2960905
------------------------                             -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

Registrant's telephone number, including area code: (610)685-1400 Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock ($1.00 par value)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes |X|                       No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of common stock of the Registrant held by nonaffiliates, based on the closing sale price as of March 5, 1999 was $148,386,938. As of March 5, 1999, the Registrant had 10,396,403 shares of Common Stock outstanding.

      Documents incorporated by reference. Portions of the Proxy Statement of the Registrant relating to the Registrant's Annual Meeting to be held on April 14, 1999 are incorporated by reference into Part III of this report.

                            MAIN STREET BANCORP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I

         Item 1.  Business                                                    3
         Item 2.  Properties                                                 30
         Item 3.  Legal Proceedings                                          30
         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                    31

Part II

         Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters                                31
         Item 6.  Selected Financial Data                                    32
         Item 7.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                 33
         Item 7A. Quantitative and Qualitative Disclosures
                  About Market Risk                                          54
         Item 8.  Financial Statements and Supplementary Data                57
         Item 9.  Changes In and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure                                                 92

Part III

         Item 10. Directors and Executive Officers of the
                  Registrant                                                 92
         Item 11. Executive Compensation                                     92
         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management                                      92
         Item 13. Certain Relationships and Related
                  Transactions                                               93

Part IV

         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        93

Signatures

                                     PART I

ITEM 1. BUSINESS

General

      Main Street Bancorp, Inc. ("the Company") is a Pennsylvania corporation headquartered in Reading, Pennsylvania and, at December 31, 1998 was a multi-bank holding company for Berks County Bank ("BCB") and Heritage National Bank ("HNB"), and also the parent company of MBNK Investment Company. BCB was a Pennsylvania-chartered bank and member of the Federal Reserve System while HNB was subject to regulation by the Office of the Comptroller of the Currency. Effective January 1, 1999, the Company merged the banks, BCB and HNB, and then changed the entity's name to Main Street Bank. Main Street Bank will operate as a wholly-owned subsidiary of Main Street Bancorp, Inc., under a state bank charter, subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Bank. This Annual Report on Form 10-K is for the period ended December 31, 1998 when BCB and HNB (the "Banks") were separate subsidiaries of the Company. Therefore, references herein to the "Banks" mean BCB and HNB and references to the "Bank" mean Main Street Bank or Main Street Bank and its predecessors, the Banks, as the context may require.

      On May 1, 1998, the Company was formed upon the completion of the consolidation between BCB Financial Services Corporation ("BCBF") and Heritage Bancorp, Inc. ("Heritage"). The Company issued approximately 9,680,000 shares of common stock to stockholders of BCBF and Heritage. BCBF Stockholders received
1.3335 shares of the Company's common stock for each outstanding share and Heritage Stockholders received 1.05 shares of the Company's common stock for each outstanding share. The consolidation has been accounted for as a pooling of interests by the Company. Accordingly, all prior financial information has been restated.

Market Overview

      BCB and HNB (the "Banks") operated twenty-two full service branches in Berks, Dauphin, Montgomery and Schuylkill Counties in Pennsylvania as well as 8 loan production offices in Berks, Bucks, Chester, Lancaster, Lehigh, Montgomery and Schuylkill Counties. In December of 1998, the Company announced plans to open 23 new branch offices during 1999, which will more than double the number of full-service community banking offices from 22 to 45. These new offices will be located in Berks, Bucks, Chester, Delaware, Lancaster, Lehigh, Montgomery and Northampton Counties in Pennsylvania as well as Hunterdon County, New Jersey. These branches will begin opening in the first quarter of 1999 and all branches are expected to be open by the third quarter of 1999.

Products and Services

      The Bank offers a range of commercial and retail banking services to its customers, including, personal and business checking and savings accounts, certificates of deposit, residential mortgage, consumer and commercial loans, and private banking services. The Bank also performs personal, corporate, pension and other fiduciary services through its Trust and Investment Services division. In addition, the Bank provides safe deposit boxes, traveler's checks, credit cards, wire transfer of funds, ACH (Automated Clearing House) origination and other typical banking services. The Bank is a member of the MAC/Plus network. This membership provides customers with access to automated teller machines worldwide.

      The Company continues to update its product offering in order to remain competitive. Plans for 1999 include offering new or expanded services in the following areas: title insurance, brokerage services,

PC home banking, 401(k) and employee benefit plans, alternate investments services and general insurance products.

Supervision and Regulation

      Various requirements and restrictions under the laws of the United States and the Commonwealth of Pennsylvania affect the Company and the Bank.

General

      The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Bank under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company's activities and those of its subsidiaries are limited to the business of banking and activities closely related or incidental to banking and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB.

      The Bank is subject to supervision and examination by applicable federal and state banking agencies. The Bank is a member of the Federal Reserve System, and therefore, subject to the regulations of the FRB. The Bank is also a Pennsylvania-chartered bank subject to supervision and regulation by the Pennsylvania Department of Banking.

      In addition, because the deposits of the Bank are insured by the FDIC, the Bank is subject to regulation by the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB in attempting to control the money supply and credit availability in order to influence the economy.

Holding Company Structure

      The Bank is subject to restrictions under federal law which limit its ability to transfer funds to the Company, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Company are generally limited in amount to 10% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. The Bank has not made any loan or extension of credit to the Company nor has it purchased any assets from the Company.

      Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support the bank, i.e., to downstream funds to the bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Any capital loans by a bank holding company to its subsidiary bank is subordinate in right of payment to deposits and to certain other indebtedness of the banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulatory Restrictions on Dividends

      State and federal banking laws and regulations limit the amount of dividends that may be paid by the Bank to the Company. As of December 31, 1998, the Banks had retained earnings of approximately $26,040,000 available for payment of dividends to the Company.

      State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends to the Company.

      The payment of dividends to the Company by the Bank may also be affected by other regulatory requirements and policies. If, in the opinion of the FRB, the Bank is engaged in, or are about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), the FRB may require, after notice and hearing, that the Bank cease and desist from such practice. The FRB has formal and informal policies providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

FDIC Insurance Assessments

      The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

      Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-weighted assets ratio of 10.00% or greater, a Tier 1 capital to risk-weighted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.

      On September 30, 1996, Congress enacted a SAIF Recapitalization Plan and a plan for banks insured by the fully capitalized BIF to share the burden of repaying outstanding Finance Corporation (FICO) bonds issued to fund SAIF's predecessor (the "FSLIC") in the late 1980s. The legislation enacted by Congress containing the Recapitalization Plan is entitled the Deposit Insurance Funds Act of 1996.

      Under the Recapitalization Plan, SAIF insured institutions were required to pay a one time special assessment in the fourth quarter of 1996 equivalent to
65.7 cents for every $100 of insured deposits as of March 31, 1995. The one time special assessment on SAIF insured deposits is intended to result in a major decrease in annual insurance premiums paid by SAIF insured institutions At the end of 1996, SAIF insured institutions generally paid 23 cents for each $100 of deposit insurance coverage while BIF insured banks insured by the fully capitalized BIF paid virtually zero assessments.

      As part of the legislation, a new formula was adopted whereby BIF insured institutions, such as the Bank, would be required to share in the burden of repayment of the FICO bonds issued to finance the FSLIC in the 1980s. Commencing in calendar year 1997, the only deposit insurance cost for most well-capitalized, well-managed BIF insured and SAIF insured institutions will be FICO bond payments. For years 1997 through 1999, SAIF insured institutions will pay approximately 6.5 cents per $100 in deposits toward the FICO bond payments while BIF insured institutions will pay approximately 1.3 cents per $100 in deposits. During 1998 the Banks paid $130,000 to the FDIC. From the year 2000 to 2017, both SAIF insured institutions and BIF insured institutions will pay approximately 2.43 cents per $100 in deposits toward retirement of the FICO obligations.

      The legislation also contains certain restrictions on the ability of SAIF insured institutions to transfer deposits to BIF insured affiliates over the next three years and a requirement that Congress must eliminate the thrift charter before merging SAIF into BIF.

Finally, the legislation also contained a prohibition against the FDIC assessing any deposit insurance premiums against well-managed, well-capitalized banks when BIF reserves are at or above the statutory reserve requirement of 1.25% of total insured deposits. This resulted in the Banks paying $0 for deposit insurance premiums in 1998.

Capital Adequacy

      The FRB adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

      In addition to the risk-based capital guidelines, the FRB established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The Bank is subject to similar capital requirements.

      The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

Interstate Banking

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

      Interstate bank mergers and branch purchase and assumption transactions were allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States could also enact legislation to allow for de novo interstate branching by out of state banks. In July 1995, Pennsylvania adopted "opt-in" legislation which allows such transactions.

Year 2000 Computer Issues

      The Year 2000 (Y2K) poses not just technology issues, but provides an enterprise-wide challenge, not only for the Company, but for all businesses. Senior management and the Board of Directors of the Company have been actively involved in the planning, allocating of resources and monitoring the progress to evaluate and implement corrective actions to assure Y2K readiness. The Company has named the Senior Vice President of Operations as the Y2K officer to oversee the project. The Y2K officer reports to the Board on a quarterly basis and to Senior Management on a monthly basis. Remediation and testing have been finished to ensure that the Company's computer systems will operate in the Year 2000. The Company's software systems are products provided by software vendors, and are not developed in-house. The Company has contacted and continues to work closely with its vendors to ensure readiness. Many noncomputer systems include embedded technology, such as micro controllers. The Company has reviewed our noncomputer systems looking for any that could be affected by Y2K. As part of the planning process, the Company has also been developing contingency plans that will provide alternative methods of doing business, should it be necessary.

      The IBM AS400 computer processes the daily transactions and is the recordkeeping system for the Company's customers loan and deposit accounts and the Company's general ledger system. The Company's IBM AS400 computer is Y2K compliant, and both the hardware and software were tested and certified in July 1998. Another important area is the Company's PC network. The Company has upgraded or replaced PC's that were not Y2K compliant. Testing was competed on December 31, 1998 on the Company's PC network and other systems that are vital to the successful continuance of the Company's business.

      The overall Y2K compliance plan consists of five phases: awareness, assessment, plan development, testing and implementation. Systems were also assigned a level of importance to the daily functioning of the Company: mission critical, need but not mission critical, and can use but can do without. All five phases are complete for systems designated mission critical. Testing and implementation was completed on December 31, 1998. For all other systems, testing and implementation is expected to be completed by March 31, 1999.

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

      Three federal agencies share responsibility for supervising efforts by banking subsidiaries regarding the Y2K date change. The agencies are conducting special examinations to make sure that the insured banking subsidiaries are taking the necessary steps to get ready for Y2K and are closely monitoring their progress in completing critical steps required by their Y2K plans. The Company's progress and plan is subject to review and examination by the Federal Reserve. Our banking application software vendor is also subject to examination by these agencies to evaluate their Y2K remediation process, the results of which have been released to this Company for our review.

      The Company's banking subsidiaries have many customers and through the use of questionnaires and our calling officers, these banking subsidiaries have looked at their larger customers to determine their potential Y2K risk. No individual customer is significant enough to materially impact the financial position of the Company. However, one concern is that the credit risk associated with lending may increase to the extent that our borrowers or their suppliers or clients may not adequately address Y2K issues. As a result, problem loans and losses could increase in the years following. Due to the uncertainties involved, it is not possible to quantify potential losses due to Y2K, if any, at this time.

      Senior management has developed a contingency plan with localized plans addressing all core business processes to provide operating alternatives for continuation of services to the Company's customers in the event of systems or communication failures at the beginning of the Year 2000. Based on planning during development of the contingency plan, management believes that the Company will be able to continue to operate in the Year 2000 even if some systems fail. In a worst case scenario, due to the size of the Company, we believe that we would be able to operate by implementing our localized contingency plans until normal operations could be restored. This procedure could require changing of schedules and significant hiring of temporary staff, which would increase the cost of operations. If this procedure were to continue for any extended period of time, or if we ultimately had to change our banking application software vendor, the cost could be material.

      Management believes that adequate resources are available to fund and address the Year 2000 issues and that the costs associated with bringing the Company into compliance will not have a material impact on the Company's financial statements.

However, with all remediation, testing and contingency plans there is no guarantee that these steps will fully mitigate all failures and problems. In addition, the Company relies on various third party providers, such as telecommunication and utility companies, where alternative sources or arrangements are limited or unavailable. While the Company continues to address Y2K issues, and work with our vendors and corporate customers to identify, assess and control potential Y2K risks, the Company does not manage these businesses and therefore, potential uncertainties remain.

Berks Mortgage Company

      The Bank owns a 70% interest in Berks Mortgage Company, a Pennsylvania business trust. The remaining 30% is owned by a mortgage banking affiliate of the local Coldwell Banker real estate franchise. As a majority-owned subsidiary of the Bank, Berks Mortgage Company is authorized to engage in full service mortgage banking in Pennsylvania. At the present time, Berks Mortgage Company originates loans that are separately underwritten and funded by the Bank. Berks Mortgage Company commenced operations in 1995. The overall activity of Berks Mortgage Company in 1996, 1997, and 1998 was immaterial in relation to the Company taken as a whole.

ABC Mortgage Company

      The Bank owns a 80% interest in ABC Mortgage Company, a Pennsylvania business trust. The remaining 20% is owned by a mortgage banking affiliate of the local Century 21 Advance Realty real estate franchise. As a majority-owned subsidiary of the Bank, ABC Mortgage Company is authorized to engage in full service mortgage banking in Pennsylvania. At the present time, ABC Mortgage Company originates loans that are separately underwritten and funded by the Bank. ABC Mortgage Company commenced operations in 1998. The overall activity of ABC Mortgage Company in 1998 was immaterial in relation to the Company taken as a whole.

Competition

            The Bank faces significant competition from other commercial banks, savings banks, savings and loan associations and several other financial or investment services institutions in the communities it serves. Several of these institutions are affiliated with major banking and financial institutions which are substantially larger and have greater financial resources than the Company and the Bank. As the financial services industry continues to consolidate, competition affecting the Bank may increase. For most of the services that the Bank performs there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage firms, consumer finance companies, insurance companies and pension trusts, are important competitors for various types of financial services.

Loan Portfolio

      At December 31, 1998 the Banks' loan portfolio consisted of commercial loans, residential one-to-four-family mortgage loans and consumer loans. Commercial loans are primarily made to small businesses and professionals in the form of term loans and for working capital purposes with maturities generally between one and five years. The majority of these commercial loans are collateralized by real estate and further secured by personal guarantees. At December 31, 1998 the Banks had $280.1 million in commercial loans of which 53.53% are fixed rate loans and 46.47% are floating rate loans.

      The Bank's commercial lending staff generates and services commercial and commercial real estate loans ranging from $25,000 to $5.0 million. The Bank's philosophy is to develop a total banking relationship with its commercial customers by providing all of their lending, deposit and personal banking needs. New business is generated mostly through referrals from accountants, attorneys, realtors and existing customers.

      The risk associated with the Bank's commercial loan portfolio is greater than the risk associated with residential real estate lending. However, the Bank believes that this is mitigated by the fact that the majority of the commercial loan portfolio is real estate secured and carries the personal guaranty of the principals. Asset-based loans and unsecured loans account for a small percentage of the Bank's loan portfolio.

      The Bank's consumer loan portfolio consists primarily of home equity term loans, home equity lines of credit, installment loans and credit card borrowings. Although consumer lending also entails greater risk than residential lending, the Bank's consumer lending portfolio is largely real estate based and the Bank's experience with home equity lending has been that these loans provide good yields, collateral coverage and repayment history. Unsecured loans and automobile loans, which entail greater risk, account for a small percentage of the loan portfolio because these loans are generally provided only as an accommodation for existing customers or in conjunction with an individual switching his or her entire banking relationship to one of the Banks. At December 31, 1998, the Banks had $71.9 million in consumer loans of which 41.30% are fixed rate loans and 58.70% are floating rate loans.

      The Bank is one of the largest originators of residential mortgage loans in the area. This includes all mortgage loans and loans in low and moderate income areas. The Bank is a full service residential lender offering a wide variety of conventional, FHA/VA and alternative credit programs. The Bank is an active participant in the secondary market and sell loans to several investors, the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie MAC"). The Bank originates all mortgage loans directly through employees who are full-time mortgage consultants. At

December 31, 1998, the Banks had $171.2 million in residential mortgage loans of which 57.0% are fixed rate loans and 43.0% are floating rate loans.

      Thirty year fixed rate mortgages are sold in the secondary market unless the loan is retained at the specific request of the customer or due to size (i.e., jumbo loans) or other reasons the loan was not underwritten to secondary market standards and was deemed suitable for retention in BCB or HNB's portfolio. At any one time, the Bank may hold thirty year fixed rate mortgages as available for sale pending disposition in the secondary market. The Bank generally does not retain servicing rights on loans sold, but HNB did retain servicing on the loans sold to Freddie MAC. In addition, the Bank offers selected mortgage products which meet either the investment objectives of the Company or are designed specifically to meet community lending needs. To serve these community lending needs, the Bank selectively retains a portion of mortgage loans in all categories.

      The Bank underwrites generally in accordance with secondary market guidelines. Loans in excess of 80% of appraised value are required to have mortgage insurance placed with an appropriate coverage based upon the loan to value ratio. The Bank utilizes private mortgage insurance through several companies, FHA Insurance and VA Guaranty. As a community bank, the Bank recognizes the need to provide home mortgage financing to all segments of the market. In that regard, the Bank does have special community based lending programs that provide financing for home purchases with greater than 80% loan to value ratios without credit enhancement. This special program is reviewed and approved annually by the Board of Directors.

      With respect to commercial real estate loans, the Bank's lending policies is to adhere to the Uniform Real Estate Lending Standards promulgated by federal regulators. These standards outline the permitted loan to value ratios for various types of real estate loans.

Loans in excess of the standards are reported to the Company's Board of Directors on a quarterly basis.

      The Company's loans, net of deferred loans fees at December 31, 1998 totaled $540.6 million, an increase of $57.0 million, or 11.8%, compared to net loans at December 31, 1997 of $483.6 million. This follows an increase of $80.7 million, or 20.0%, from the $402.9 million amount of net loans at December 31, 1996. These increases reflect continued loan demand from the Company's target customers.

      The following tables set forth the Company's loans by major categories as of the dates indicated.

                                                    At December 31,
                                    -------------------------------------------------
                                    1998        1997       1996       1995       1994
                                    -------------------------------------------------
                                                   (In thousands)
Commercial, Financial and
  Agricultural                    $280,107   $222,050   $178,021   $136,594   $135,030
Real estate - construction          16,624     15,091     10,662      8,506      8,267
Real estate - mortgage             171,268    175,978    152,139    125,556    122,761
Consumer Loans to individuals       71,926     70,077     62,092     53,526     44,800
                                  --------   --------   --------   --------   --------
                                   539,925    483,196    402,914    324,182    310,858

Less deferred loan fees (costs)       (692)      (380)        52        850      1,053
                                  --------   --------   --------   --------   --------
      Total loans                 $540,617   $483,576   $402,862   $323,332   $309,805
                                  ====================================================

Loan Maturity and Interest Rate Sensitivity

      The amount of loans outstanding by category as of December 31, 1998, which are due in (i) one year or less, (ii) more than one year through five years and
(iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                            At December 31, 1998
                                           --------------------------------------------------
                                                       More Than
                                                        One Year
                                           One Year      Through        Over            Total
                                           or Less     Five Years    Five Years         Loans
                                           -------     ----------    ----------         -----

                                                         (Dollars in Thousands)
Commercial                                 $114,057      $ 82,774      $83,726       $280,557
Construction                                 14,398           763        1,313         16,474
Mortgage                                     30,189        91,254       49,965        171,408

Consumer                                     43,215        20,427        8,536         72,178
                                           --------      --------      -------       --------
  Total(1)                                 $201,859      $195,218     $143,540       $540,617
                                           ========      ========     ========       ========

Loans with fixed rate                      $ 70,438      $131,165      $84,907       $286,510
Loans with floating rate                    131,421        64,053       58,633        254,107
                                           --------      --------      -------       --------
  Total(1)                                 $201,859      $195,218     $143,540       $540,617
                                           ========      ========     ========       ========

Percent composition by maturity               37.34%        36.11%       26.55%        100.00%
                                           ========      ========     ========       ========

Fixed rate loans as a percentage
  of total loans maturing                     13.03%        24.26%       15.71%         53.00%
                                           ========      ========     ========       ========

Floating rate loans as a percentage
  of total loans maturing                     24.30%        11.85%       10.85%         47.00%
                                           ========      ========     ========       ========

 ------------

(1) Includes deferred loan fees

      In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

      At December 31, 1998, 53.0% of total loans were fixed rate compared to 56.9% at December 31, 1997. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

Credit Quality

      The Company's written lending policies require underwriting, loan documentation and credit analysis standards to be met prior to funding any loan. After the loan has been approved and funded, continued periodic review is required. In addition, due to the secured nature of residential mortgages and the smaller balances of individual installment loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas. The Company has a policy to generally discontinue accrual of interest income within ten days following the month end in which a loan becomes 90 days past due in either principal or interest, except for those insured for credit loss. In addition, if circumstances warrant, accrual of interest may be discontinued prior to 90 days. In all cases, any payments received on non-accrual loans are credited to principal until full recovery of past due payments has been recognized, and the loan is not restored to accrual status until the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Loans are charged off, in whole or in part, upon determination that a loss is anticipated. Non-accrual and large delinquent loans are reviewed monthly to determine potential losses.

      The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.


                                                               At December 31,
                                          --------------------------------------------------
                                          1998       1997        1996       1995       1994
                                          ----       ----        ----       ----       ----
                                                         (Dollars in thousands)

    Loans accruing, but past due
    90 days or more                      $  867     $1,293     $  460      $1,841     $  783

    Total non-accrual loans               7,353      4,878      3,496       2,790      4,474

    Restructured loans                      113         73         79          85         91
                                         ------     ------     ------      ------     ------

    Total non-performing loans (1)        8,333      6,244      4,035       4,716      5,348

    Foreclosed real estate                  401        465      1,183       1,336         71
                                        -------     ------     ------       -----     ------

    Total non-performing
     assets (2)                          $8,734     $6,709     $5,218      $6,052     $5,419
                                         ======     ======     ======      ======     ======


    Non-performing loans as a
     percentage of total loans,
     net of unearned income                1.54%      1.29%      1.00%       1.46%      1.73%
                                           ====       ====       ====        ====       ====

    Non-performing assets as a
     percentage of total assets            0.75%      0.82%      0.78%       1.19%      1.16%
                                           ====       ====       ====        ====       ====

----------

(1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due which are insured for credit loss, and (iii) restructured loans.

(2) Nonperforming assets are comprised of non-performing loans and foreclosed real estate.

      The following summary shows the impact on interest income of nonaccrual and restructured loans for the periods indicated:

                                              Year Ended December 31,
                                           1998        1997         1996
                                           -----------------------------
                                               (Dollars in thousands)
    Interest income that would have
      been recorded had the loans
      been in accordance with their
      original terms                       $605        $392         $302

    Interest income included in net
      income                                126          82          101

      Restructured loans are loans whose terms have been modified, because of a deterioration in the financial position of the borrower, to provide for a reduction of either interest or principal. At December 31, 1998, there were three restructured loans in the amount of $113,000.

      At December 31, 1998, the Company had no foreign loans. The Company did have loan concentrations exceeding 10% of total loans to Real Estate and Apartment Operators/Lessors in the amount of $69.1 million, or 12.8% of total loans. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

      Foreclosed real estate is initially recorded at fair value, net of estimated selling costs at the date of foreclosure, thereby establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

      Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 1998, all identified potential problem loans were included in the preceding table except for $4.9 million of loans included on the Banks' internal watch list.

      The Banks had no credit exposure to "highly leveraged transactions" at December 31, 1998, as defined by the FRB.

Allowance for Loan Losses

      A detailed analysis of the Company's allowance for loan losses for each of the years in the five year period ended December 31, is as follows:

                                                 Years Ended December 31,
                                     1998      1997      1996      1995       1994
                                                 (Dollars in thousands)

Balance at beginning of year:     $  5,738  $  5,072  $  4,883  $  4,449    $ 3,900

 Charge-offs:
   Commercial                          207        97       497       283        136
   Real estate-mortgage                440       300       344       173        101
   Consumer                            302       308       154       132         79
                                  --------  --------  --------  --------    -------

     Total Charge-offs            $    949  $    705  $    995  $    588    $   316
                                  --------  --------  --------  --------    -------

 Recoveries:
   Commercial                           59       128       236       146        165
   Real estate-mortgage                 84        56        29        20         34
   Consumer                             80        47        52        28         22
                                  --------  --------  --------  --------    -------

     Total recoveries             $    223  $    231  $    317  $    194    $   221
                                  --------  --------  --------  --------    -------

 Net charge-offs                       726       474       678       394         95
 Provision for loan losses           2,210     1,140       867       828        644
                                  --------  --------  --------  --------    -------

Balance at end of year            $  7,222  $  5,738  $  5,072  $  4,883    $ 4,449
                                  ========  ========  ========  ========    =======

Average loans outstanding (1)     $517,944  $444,839  $357,831  $308,044   $307,303
                                  ========  ========  ========  ========   ========

As a percent of average loans (1):
  Net charge-offs                     0.14%     0.11%     0.19%     0.13%     0.03%
  Provision for loan losses           0.43%     0.26%     0.24%     0.27%     0.21%
  Allowance for loan losses           1.39%     1.29%     1.42%     1.59%     1.45%

Allowance as a percent of each of the following:
  Total loans, net of
    unearned income                   1.34%     1.19%     1.26%     1.51%     1.44%
   Total non-performing loans        86.67%    91.90%   125.70%   103.54%    83.19%

----------

(1) Includes non-accruing loans

      Management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. This determination necessarily includes a review of loans that are current, but for which management has determined for a variety of reasons require more careful monitoring going forward. The dollar amount charged to earnings is determined based upon several factors including: a continuing review of delinquent, classified and non-accrual loans, large loans, and overall portfolio quality; regular examination and review of the loan portfolio by regulatory authorities; analytical review of loan charge-off experience, delinquency rates, other relevant historical and peer statistical ratios; and management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio.

         Determining the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was adequate at December 31, 1998. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

          The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. At December 31, 1998, approximately 47.0% of the allowance for loan losses is unallocated to protect the Company against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                             AT DECEMBER 31,
           ---------------------------------------------------------------------------------------------------------

                              1998                 1997              1996                 1995                1994
           ---------------------------------------------------------------------------------------------------------

                              Percent              Percent            Percent             Percent              Percent
                              of Loans             of Loans           of Loans            of Loans             of Loans
                              in Each              in Each            in Each             in Each              in Each
                              Category             Category           Category            Category             Category
                     Amount  to Loans      Amount  to Loans    Amount to Loans    Amount  to Loans    Amount   to Loans
                     ------  --------      ------  --------    ---------------    ------  --------    ------   --------
                                                          (Dollars in thousands)
Allocation of
allowance for loan
losses:

Commercial, financial
   and agricultural  $4,124    51.85%     $1,819    46.06%  $1,398   44.17%     $1,568    42.15%    $1,786    43.41%
Real Estate -
   Mortgage             981    31.67%        689    36.31%     509   37.72%        469    38.77%       436    39.55%
Real Estate -
   Construction          72     3.15%         56     3.11%      73    2.73%         64     2.77%        62     2.57%
Consumer loans
   to individuals       544    13.33%        709    14.52%     292   15.38%        311    16.31%       249    14.47%
Unallocated           1,501                2,465             2,800               2,471               1,916
                     ------               ------            ------              ------              ------

Total                $7,222   100.00%     $5,738   100.00%  $5,072  100.00%     $4,883   100.00%    $4,449   100.00%
                     ======               ======            ======              ======              ======

Securities Portfolio

      The Company's securities portfolio is intended to provide liquidity, reduce interest rate risk and contribute to earnings while exposing the Company to reduced credit risk. As a result of the Company's recent growth, the securities portfolio has also grown significantly from $280.0 million at December 31, 1997 to $534.6 million at December 31, 1998. This significant increase is due in large part to matched funding programs that use FHLB advances and the significant deposit inflows at existing and new branches to fund both loan originations and securities purchases. The purpose of these matched funding programs is to target earnings growth and net interest margin increases while managing liquidity, credit, market and interest rate risk. From time to time a specific matched funding program may attempt to achieve current earnings benefits from future growth in deposits that management is reasonably confident will occur.

      A summary of securities available for sale and securities held to maturity at December 31, 1998, 1997, and 1996 follows:

                                          Securities                       Securities
                                      Available for Sale                Held To Maturity
                                       at December 31,                  at December 31,
                               ------------------------------   ------------------------------
                                 1998       1997       1996       1998       1997       1996
                               --------   --------   --------   --------   --------   --------
                                       (In Thousands)                   (In Thousands)
U.S. Treasury                  $  9,256   $ 10,801   $  3,465   $      0   $      0   $ 11,873
U.S. Government agencies        192,705     32,981     25,328          0     60,724     24,253
  State and municipal           233,615     45,538     33,625          0     10,165     18,374
  Mortgage-backed and asset-
  backed securities(1)           57,583    103,132     75,051          0          0          0
Other securities(2)              39,491     12,953     10,662         25         25         25
                               --------   --------   --------   --------   --------   --------

Total Amortized Cost of
  Securities                   $532,650   $205,405   $148,131   $     25   $ 70,914   $ 54,525
                               ========   ========   ========   ========   ========   ========

Total Fair Value of
  Securities                   $534,526   $209,106   $148,711   $     25   $ 71,769   $ 54,864
                               ========   ========   ========   ========   ========   ========

(1) All of these obligations consist of U.S. Government Agency issued securities.

(2) Comprised mostly of FHLB stock, Federal Reserve Bank stock and Pennsylvania community bank stocks.

      The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 1998. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.

                                                                    Available for Sale
                                                                     December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars In Thousands)

                                                    After 1 Year       After 5 Years
                                                         But                But            After 10 Years
                               Within 1 Year       Within 5 Years     Within 10 Years     or no maturity(1)         Total
                              ----------------    ----------------    ----------------    ----------------    ----------------
                                Amount   Yield      Amount   Yield      Amount   Yield      Amount   Yield      Amount   Yield
                              ----------------    ----------------    ----------------    ----------------    ----------------
Amortized Cost:
  U.S. Treasury Securities    $  7,245   5.553%   $  2,011   5.823%   $      0       0%   $      0       0%   $  9,256   5.979%
  U.S. Government Agencies           0       0           0       0      39,711   6.947     152,994   6.561     192,705   6.641
  State and Municipal              818   6.115       2,329   6.853       5,457   7.773     225,011   7.206     233,615   7.202
  Mortgage-backed and
    asset-backed securities     10,184   6.835      14,712   6.239       1,440   6.881      31,247   6.779      57,583   6.654
  Other Securities                   0       0           0       0           0       0      39,491   6.508      39,491   6.508
                              --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
  Total securities
    available for sale        $ 18,247   6.294%   $ 19,052   6.270%   $ 46,608   7.042%   $448,743   6.895%   $532,650   6.710%
                              ========   =====    ========   =====    ========   =====    ========   =====    ========   =====

                                                             Held to Maturity
                                                            December 31, 1998
------------------------------------------------------------------------------------------------------------------
                                                            (Dollars In Thousands)

                                            After 1 Year       After 5 Years
                                                But                But          After 10 Years
                        Within 1 Year     Within 5 Years     Within 10 Years   or no maturity(1)        Total
                       ---------------    ---------------    ---------------    ---------------    ---------------

                       Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield
                       ---------------    ---------------    ---------------    ---------------    ---------------
Other Securities            0        0         0        0        25    7.500         0        0        25    7.500
                       ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
  Total securities
    held to maturity   $    0        0%   $    0        0%   $   25    7.500%   $    0        0%   $   25    7.500%
                       ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

----------

(1) The majority of the securities listed in this category are callable or likely to repay within five years.

      The Company maintains a securities portfolio for the secondary application of funds as well as a secondary source of liquidity. At December 31, 1998, securities having an amortized cost of $72.3 million were pledged as collateral for public funds and other purposes as required or permitted by law.

      Neither the Company nor the Banks held securities of any one issuer, excluding U.S. Treasury and U.S. Government Agencies, that exceeded 10% of stockholders' equity at December 31, 1998 or any prior period end.

Deposit Structure

      The following is a distribution of the average balances of the Banks' deposits and the average rates paid thereon for the years ended December 31, 1998, 1997 and 1996.

                                              Year Ended December 31,
                                    1998               1997               1996
                               ---------------    ---------------    ---------- ----
                                Amount    Rate     Amount    Rate     Amount    Rate
                               --------   ----    --------   ----    --------   ----
                                                   (Dollars in thousands)
Demand--non-interest bearing   $ 72,866    -- %   $ 63,970    -- %   $ 51,653    -- %
Demand--interest-bearing         62,915   1.67%     39,360   2.07%     31,137   2.10%
Savings                         278,860   3.75%    220,247   3.40%    169,517   3.01%
Time deposits                   290,147   5.43%    241,301   5.31%    213,968   5.14%

  Total deposits               $704,788   3.87%   $564,878   3.74%   $466,275   3.59%
                               ========   ====    ========   ====    ========   ====

      The following is a breakdown, by maturities, of the Banks' time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1998.

                                                      December 31, 1998
                                                      -----------------
                                                        (In thousands)
                                               Time         Other
                                               CD's         Time         Total
                                               -------      -------      -------

Maturing in:

Three months or less                           $ 4,103      $   501      $ 4,604
Over three through six months                    4,688           --        4,688
Over six through twelve months                   7,223           --        7,223
Over twelve months                              10,881           --       10,881
                                               -------      -------      -------

  Total                                        $26,895      $   501      $27,396
                                               =======      =======      =======

Long-Term Debt and Other Borrowed Funds

      The Bank maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were approximately $0.6 million and $1.1 million at December 31, 1998 and 1997.

      The Banks had other short-term borrowings from the FHLB at December 31, 1998, 1997 and 1996 in the amount of $81.2 million, $27.5 million and $28.7 million, respectively. The December 31, 1998 balance outstanding was due in January 1999. The December 31, 1998 balance had an average interest rate of 4.95%.

      The following table sets forth information regarding short-term borrowings at and for the periods ended December 31, 1998, 1997 and 1996.

                                                  1998        1997        1996
                                                  ----        ----        ----
                                                          (In Thousands)

Short-term advances from the FHLB
  bearing interest at a weighted
  average rate of 4.95%, 5.78% and
  5.44% as of December 31, 1998, 1997
  and 1996, respectively:                        $81,200     $27,500     $28,700
                                                 =======     =======     =======

Maximum amount of short-term advances
  from the FHLB outstanding at any
  month-end during the years ended
  December 31, 1998, 1997 and 1996:              $81,200     $67,896     $52,400
                                                 =======     =======     =======

Average amount of short-term advances
  outstanding during the years ended
  December 31, 1998, 1997 and 1996 at
  weighted average interest rates of
  5.59%, 5.68% and 5.44%, respectively           $40,766     $33,999     $21,040
                                                 =======     =======     =======

      The Banks had maximum borrowing capacity with the FHLB of approximately $327.1 million. Advances from the FHLB are secured by qualifying assets of the Banks.

ITEM 2. PROPERTIES

      The Company's headquarters are located at 601 Penn Street, Reading, Pennsylvania. At December 31, 1998, the Banks operate 22 full service community banking offices and 8 loan production offices. Of the twenty-two community banking offices, 16 are owned, 4 are land leases only and 2 are building and land leases from independent owners. Of the 8 loan production offices, 7 are leased from independent owners.

      On December 23, 1998, the Company announced plans to open 23 new branches in 1999. 17 of these 23 will be leased beginning in March of 1999. The remaining six branches are de novo branches that will be built on land owned by the bank.

ITEM 3. LEGAL PROCEEDINGS

      The Company and the Bank is, from time to time, a party (plaintiff or defendant) to lawsuits that are in the normal course of the Company's and the Banks' business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and the Bank, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Shares of the Company's common stock are traded in the over-the-counter market and are quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "MBNK".

      The table below presents the high and low trade prices reported for the Company's common shares and the cash dividends declared on such common shares for the periods indicated. The range of high and low prices is based on trade prices reported on NASDAQ. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. This table is presented from May 1, 1998, the date of the Company's formation.

                                                                       Dividends
Year         Quarter            High                 Low               Per Share
----         -------            ----                 ---               ---------
1998          4th               20-3/4               16-1/4            $  0.14
              3rd               21-1/32              16-1/8               0.13
              2nd               24-1/16              19-5/8               0.13

      All price information in the table has been adjusted retroactively to reflect a 7 percent stock dividend paid on December 15, 1998.

      At March 5, 1999, the total number of holders of record of the Company's common shares was approximately 5,950.

      For certain limitations on the Banks' abilities to pay dividends to the Company, see "Description of Business Supervision and Regulation" hereof and
Note 18 to "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

                                                                                           At or for the
                                                                                      Year ended December 31,
                                                                    -----------------------------------------------------------
                                                                       1998         1997      1996         1995         1994
                                                                    -----------------------------------------------------------
Income Statement Data:
      Total interest income                                            $65,719      $54,463   $41,809      $36,413      $31,861
      Total interest expense                                            33,264       25,978    18,654       15,803       12,519
                                                                    -----------------------------------------------------------
      Net interest income                                               32,455       28,485    23,155       20,610       19,342
      Provision for loan losses                                          2,210        1,140       867          828          644
      Other income                                                      10,301        4,535     3,559        2,769        2,724
      Other expenses                                                    25,092       19,234    16,536       16,350       14,331
      Federal income taxes                                               3,711        3,317     2,428        1,890        2,013
                                                                    -----------------------------------------------------------
      Net income                                                       $11,743       $9,329    $6,883       $4,311       $5,078
                                                                    ===========================================================

Per Share Data:
      Earnings per share (1)(2)
         Basic                                                            1.13         1.02      0.82         0.51         0.63
         Diluted                                                          1.12         1.00      0.82         0.50         0.63
      Cash dividends declared per share(2)                                0.49         0.36      0.30         0.25         0.22
      Book value per share (2)(3)                                         9.14         8.60      7.16         6.71         6.22
      Average shares outstanding(2)                                 10,357,974    9,184,980 8,345,300    8,482,808    8,048,922

Balance Sheet Data:
      Total assets                                                  $1,158,541     $813,863  $666,476     $509,917     $468,187
      Total loans,net                                                  533,395      477,838   397,790      318,449      305,356
      Total securities                                                 534,551      280,020   203,236      138,388      125,796
      Total deposits                                                   818,550      626,760   518,567      432,988      381,837
      Borrowings                                                       221,072       84,758    81,120       16,275       28,776
      Total stockholders' equity                                       $94,912      $88,720   $59,785      $56,311      $52,565

Performance Ratios:
      Return on average assets                                            1.28%        1.28%     1.22%        0.90%        1.06%
      Return on average stockholders' equity                             12.34%       13.16%    12.05%        7.95%       10.24%
      Net interest margin(4)                                              4.03%        4.30%     4.54%        4.73%        4.64%
      Total other expenses as a percentage
         of average assets                                                2.73%        2.63%     2.93%        3.42%        2.99%

Asset Quality Ratios:
      Allowance for loan losses as a percentage of loans                  1.34%        1.19%     1.26%        1.51%        1.44%
      Allowance for loan losses as a percentage of
         non-performing loans(5)                                         86.67%       91.90%   125.70%      103.54%       83.19%
      Non-performing loans as a percentage of total loans, net(5)         1.54%        1.29%     1.00%        1.46%        1.73%
      Non-performing assets as a percentage of total assets(5)            0.75%         .82%     0.78%        1.19%        1.16%
      Net charge-offs as a percentage of average loans, net               0.14%        0.11%     0.19%        0.13%        0.03%

Liquidity and Capital Ratios:

      Equity to assets (6)                                               10.34%        9.71%    10.14%       11.34%       10.95%
      Tier 1 capital to risk-weighted assets(7)                          14.83%       17.56%    14.81%       17.04%       18.48%
      Leverage ratio(7)(8)                                                8.70%       10.93%     9.81%       11.60%       11.99%
      Total capital to risk-weighted assets(7)                           15.97%       18.72%    16.06%       18.24%       19.74%
      Dividend payout ratio                                              43.57%       35.13%    36.25%       48.67%       35.09%

(1) Earnings per share amounts have been computed in accordance with the provisions of FASB Statement No. 128 , Earnings Per Share.

(2) Per common share data are adjusted for all stock dividends and stock splits effected through December 31, 1998.

(3) Based upon total shares issued and outstanding at the end of each respective period.

(4) Represents net interest income as a percentage of average total-interest earning assets, calculated on a tax-equivalent basis.

(5) Non-performing loans are comprised of (i) loans which are on a nonaccrual basis, (ii) accruing loans that are 90 days or more past due which are insured for credit loss, and (iii) restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure).

(6) Based upon average daily balances for the respective periods.

(7) Based on Federal Reserve Board risk-based capital guidelines, as applicable to the Company.

(8) The leverage ratio is defined as Tier 1 capital to average total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition Highlights

      Main Street Bancorp, Inc.'s (the Company's) total assets increased $346.1 million or 42.5% from $ 813.9 million at December 31, 1997 to $1.16 billion at December 31, 1998. Net loans increased $55.6 million, or 11.6 %, to $533.4 million at December 31, 1998 compared to $477.8 million a year earlier. Total securities increased by 90.9%, from $280.0 million at December 31, 1997, to $534.6 million at December 31, 1998.

The increase in securities was due to the growth in deposits exceeding growth in net loans in 1998 by $136.2 million as well as the expectation that growth in deposits will exceed growth in loans in 1999 due to the branch expansion plan for 1999.

      Cash and amounts due from banks, interest-bearing deposits (which are held at Federal Home Loan Bank of Pittsburgh, "FHLB") and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $3.9 million to $29.5 million at December 31, 1998.

      Amounts due from mortgage investors increased from $5.4 million at year-end 1997 to $14.6 million at year-end 1998. These amounts represent loans originated by the Company for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for such investors for periods ranging from three to forty-five days. Mortgage loans held for sale increased $5.1 million from $0 at year-end 1997 to $5.1 million at year-end 1998.

      Bank premises and equipment, net of accumulated depreciation, increased from $11.5 million at year-end 1997 to $25.7 million at year-end 1998. The increase was due to the purchase of a 150,000 square foot commercial/retail office building in February of 1998, located at 601 Penn Street, Reading, PA which now serves as corporate headquarters for the Company, the construction of the Robesonia branch, which opened in October of 1998 and the capitalization of six branch leases for $8.2 million. These branches are expected to open by mid-1999. Accrued interest receivable and other assets increased $2.2 million from $13.5 million at December 31, 1997 to $15.7 million at December 31, 1998. The increase was primarily due to the interest accrued on new security purchases.

      Total liabilities increased $334.9 million, or 46.2%, from $725.1 million at year-end 1997 to $ 1.06 billion at December 31, 1998. During this period, deposits increased by 30.6%, from $626.8 million at

December 31, 1997 to $818.6 million at December 31, 1998. During 1998, the Company continued to place greater emphasis upon the generation of checking and savings deposits versus higher-cost certificates of deposits. At December 31, 1998 aggregate demand deposits and savings deposits increased $131.5 million, or 36.0%, from $365.6 million at December 31, 1997 to $497.3 million at December 31, 1998. Aggregate demand deposits include non-interest bearing demand, interest checking and money market checking. Aggregate savings deposits include money market savings, traditional savings and passbook savings. As a percentage of total deposits, aggregate demand deposits and savings deposits increased from 58.3% at December 31, 1997 to 60.8% at December 31, 1998. Certificates of deposit increased $60.1 million, or 23.1%, from $261.2 million at year-end 1997 to $321.3 million at December 31, 1998. The proceeds from the increase in deposits were used to fund new loans, new security purchases and the increase in bank premises and equipment. Other liabilities increased $10.4 million, or 76.5%, to $24.0 million at December 31, 1998 from $13.6 million at December 31, 1997. The increase in other liabilities was primarily attributable to an increase in accrued interest payable and also to the recording of securities traded but not settled at December 31, 1998. Other borrowed funds increased $55.8 million, or 184.2%, to $86.1 million at December 31, 1998. Long-term borrowings from the FHLB increased $80.5 million, or 147.7%, to $ 135.0 million at December 31, 1998. The increase in borrowed funds was used to fund security purchases. The Company elected to purchase securities ahead of the in-flow of deposits expected to occur in 1999 from the addition of 23 new branches, because in 1999 deposit growth is expected to outpace loan growth.

      Stockholder's equity increased $6.2 million, or 7.0%, to $94.9 million at December 31, 1998, from $88.7 million at December 31, 1997. The increase in stockholder's equity is mostly attributable to the retention of earnings of $11.7 million, less cash dividends declared of $5.1 million. The increase in net unrealized gains on securities available for sale, net of taxes, was $1.2 million, from $2.4 million at December 31, 1997 to $1.2 million at December 31, 1998.

Results of Operations for the Years Ended December 31, 1998, 1997 and 1996

Overview

      The Company's net income for the year ended December 31, 1998 was $ 11.7 million, increasing by 25.8%, or $2.4 million, from $9.3 million for the year ending December 31, 1997. Net income for 1997 was 35.5% more than the $6.9 million in 1996. This increase was largely attributable to an increase in net interest income as well as an increase in other income. On a per share basis, earnings were $1.13 per basic share and $1.12 per diluted share for the year ended December 31, 1998, compared to $1.02 per basic share and $1.00 per diluted share for the year ended December 31, 1997, and 82 cents per basic and diluted share for 1996.

Analysis of Net Interest Income

      Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The chart below, Average Balances, Average Rates, and Net Interest Margin, provides an analysis of net interest income on a tax-equivalent basis, setting forth for the periods (i) daily average assets, liabilities and stockholders' equity, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Company's net interest margin.

                                                  Average Balances, Average Rates, and Net Interest Margin
Years Ended                           December 31, 1998              December 31, 1997              December 31, 1996
--------------------------------------------------------------------------------------------------------------------------

                                            Interest                     Interest                      Interest
(Dollars in thousands)          Average      Income/  Yield/   Average    Income/    Yield/   Average   Income/    Yield/
                                Balance    Expense(1) Rate(2)  Balance   Expense(1) Rate(2)   Balance   Expense(1) Rate(2)
--------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS:
  Interest-bearing deposits
   at banks                     $  1,124    $    61   5.43%   $   4,384    $   248   5.66%   $   8,137    $   433   5.32%
                                --------    -------   ----    ---------    -------   ----    ---------    -------   ----
  U.S. Treasury                   10,297        625   6.07       13,033        819   6.28       19,705      1,201   6.09
  U.S. Government agencies       212,017     13,875   6.54      165,848     11,220   6.77      102,024      6,724   6.59
  State and municipal (3)        102,778      7,729   7.52       52,867      4,144   7.84       37,069      2,958   7.98
  Other bonds and securities      19,285      1,045   5.42       12,025        632   5.26        7,337        338   4.61
                                --------    -------   ----    ---------    -------   ----    ---------    -------   ----
    Total securities             344,377     23,274   6.76      243,773     16,815   6.90      166,135     11,221   6.75
                                --------    -------   ----    ---------    -------   ----    ---------    -------   ----
  Federal funds sold               3,990        218   5.46          670         36   5.37        2,524        132   5.23
                                --------    -------   ----    ---------    -------   ----    ---------    -------   ----
  Commercial loans (3)           265,896     23,602   8.88      207,043     18,768   9.06      158,550     14,546   9.17
  Mortgage loans                 184,330     14,794   8.03      171,239     13,684   7.99      143,421     11,415   7.96
  Installment loans               67,718      6,245   9.22       66,557      6,226   9.35       55,860      5,191   9.29
                                --------    -------   ----    ---------    -------   ----    ---------    -------   ----
    Total loans(4)               517,944     44,641   8.62      444,839     38,678   8.69      357,831     31,152   8.71
                                --------    -------   ----    ---------    -------   ----    ---------    -------   ----
     Total interest-
      earning assets             867,435     68,194   7.86      693,666     55,777   8.04      534,627     42,938   8.03
Unrealized gains
(losses) on available
for sale
  securities                       5,312                            781                           (379)
Allowance for loan losses         (6,344)                        (5,409)                        (5,068)
Non-interest earning assets       53,871                         41,395                         34,109
                                --------                      ---------                      ---------
    Total assets                $920,274                      $ 730,433                      $ 563,289
                                ========                      =========                      =========

INTEREST-BEARING LIABILITIES:

Demand deposits,
  interest-bearing              $ 62,915    $ 1,050   1.67%   $  39,360    $   814   2.07%   $ 31,137 $       653   2.10%
Savings deposits                 278,860     10,450   3.75      220,247      7,495   3.40      169,517      5,094   3.01
Other time deposits              290,147     15,768   5.43      241,301     12,810   5.31      213,968     10,993   5.14
                                --------    -------   ----    ---------    -------   ----    ---------    -------   ----
  Total deposits                 631,922     27,268   4.32      500,908     21,119   4.22      414,622     16,740   4.04
Other borrowed funds              46,855      2,490   5.31       35,396      2,000   5.65       23,430      1,271   5.42
Long-term borrowings              64,401      3,506   5.44       52,061      2,859   5.49       11,602        643   5.54
                                --------    -------   ----    ---------    -------   ----    ---------    -------   ----
  Total interest-bearing
    liabilities                  743,178     33,264   4.48      588,365     25,978   4.42      449,654     18,654   4.15
                                            -------   ----                 -------   ----                 -------   ----
Demand deposits,
  non-interest bearing            72,866                         63,970                         51,653
Other non-interest
  bearing liabilities              9,051                          7,189                          4,861
                                --------                      ---------                      ---------
    Total liabilities            825,095                        659,524                        506,168
Stockholders' equity              95,179                         70,909                         57,121
                                --------                      ---------                      ---------
Total liabilities
  and stockholders' equity      $920,274                      $ 730,433                      $ 563,289
                                ========                      =========                      =========
Net interest income                         $34,930                        $ 29,799                       $24,284
                                            =======                        =======                        =======
Net interest margin(5)                                4.03%                          4.30%                          4.54%
                                                      ====                           ====                           ====

----------

(1) Includes loan fee income.

(2) Yields on investments are calculated on amortized cost.

(3) Taxable equivalent basis, using a 34% statutory tax rate and adjusted for the disallowance of the deduction for interest expense to carry bank eligible tax-exempt securities and loans.

(4) Loans outstanding include non-accruing loans.

(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.

1998 vs. 1997

      Net interest income, on a tax-equivalent basis, increased $5.1 million, or 17.1%, to $34.9 million in 1998 from $29.8 million in 1997. The increase in net interest income was primarily due to an increase in total interest income on interest-earning assets, offset by an increase in interest expense on interest-bearing liabilities. Net interest margin (the difference between interest earned and interest paid, divided by average total interest-earning assets) decreased 27 basis points to 4.03% for the year ended December 31, 1998 compared to 4.30% for the year ended December 31, 1997, calculated on a tax-equivalent basis. Net interest margin decreased in 1998 primarily due to a decrease in the average yield on securities and loans. This was due to a 75 basis point decrease in the prime rate late in 1998, an overall decrease in security yields in 1998 and an increase in securities as a percentage of total earning assets (because securities generally yield less than loans yield). The Company's total interest income on a tax-equivalent basis increased by $12.4 million to $68.2 million during 1998, from $55.8 million in 1997. Interest income from securities increased $6.5 million, or 38.7%, from $16.8 million in 1997 to $23.3 million in 1998, calculated on a tax-equivalent basis. Interest income on securities increased due to an increase in the average balance of securities, from $243.8 million at December 31,1997 to $344.4 million at December 31, 1998. During 1998, the Company chose to purchase tax-free, municipal securities to lower its effective tax rate from the statutory rate of 34% to 24% and also as part of a program to leverage the balance sheet and increase earnings. Interest income on loans, calculated on a tax-equivalent basis, increased from $38.7 million in 1997 to $44.6 million in 1998. The yield on average loans decreased slightly, from 8.69% in 1997 to 8.62% in 1998. This slight decrease was due to the prime rate decreasing 75 basis points in late 1998.

      The Company's total interest expense increased $7.3 million, or 28.1%, to $33.3 million in 1998 from $26.0 million in 1997. This was due to a $154.8 million increase in the volume of average interest-bearing liabilities, or 26.3%, to $743.2 million at December 31, 1998 from $588.4 million at December 31, 1997. The average rate paid on interest-bearing liabilities, remained substantially the same, increasing 6 basis points, or 1.4%, from 4.42% in 1997 to 4.48% in 1998.

      The average rate paid on interest-bearing deposits increased 10 basis points, or 2.4%, from 4.22% in 1997 to 4.32% in 1998. This was due to an increase in the volume of cash management savings and municipal deposits at interest rates above 1997's average cost of funds. Average interest bearing deposits increased from $500.9 million at December 31, 1997 to $631.9 million at December 31, 1998 while total interest expense on deposits increased $6.2 million from $21.1 million in 1997 to $27.3 million in 1998. Interest expense on time deposits increased $3.0 million, or 23.4%, from $12.8 million during 1997 to $15.8 million in 1998. This increase was due to a $48.8 million, or 20.2%, increase in the average volume of time deposits from $241.3 million in 1997 to $290.1 million in 1998.

      Interest expense on other borrowed funds and long-term borrowings increased in 1998 to $6.0 million from $4.9 million in 1997 as the average balance of other borrowed funds and long-term borrowings increased to $111.3 million in 1998 from $87.5 million in 1997. This increase, along with the increase in deposits, funded purchases of securities and loans as part of a program to leverage the balance sheet and increase earnings. The Company plans to replace most of the short-term borrowings with lower-cost deposits expected to be gathered from the 23 new branches in 1999.

      During 1998, average non-interest bearing personal and business demand (checking) deposits increased to $72.9 million from $64.0 million at December 31, 1997. During 1998, the Company continued a compensation program to encourage branch employees to bring in non-interest bearing demand and lower-costing savings deposits. Berks County Bank ("Berks") also continued to offer free checking in an overall effort to lower its cost of funds by attracting significant volumes of new deposits at incremental rates below rates on time deposits or borrowings.

1997 vs. 1996

      Net interest income on a tax-equivalent basis increased $5.5 million, or 22.6%, in 1997 compared to 1996. The increase in net interest income was primarily due to an increase in the volume of average interest-earning assets over an increase in the volume of interest bearing liabilities. Interest income, on a tax-equivalent basis, increased $12.9 million, or 30.0%, from $42.9 million in 1996 to $55.8 million in 1997, while interest expense increased $7.3 million, or 39.0%.

      During 1997, net-interest margin decreased 24 basis points to 4.30%, from 4.54% in 1996, calculated on a tax-equivalent basis. Net interest margin decreased due to an increase in the volume of average interest-bearing liabilities as well as an increase in the average rate on average interest-bearing liabilities. Average interest-bearing liabilities increased from $449.7 million in 1996 to $588.4 million in 1997, while the average rate increased from 4.15% in 1996 to 4.42% in 1997. The increase in the average rate and average volume of interest-bearing liabilities in 1997 was due to Berks offering an above market rate of 4.20% APY (annual percentage yield) on money market savings accounts having balances of $1,000 or more, as well as an increase in average borrowed funds at yields above 1996's average cost of funds yield.

      The average yield on interest-earning assets in 1997 increased 1 basis point to 8.04%, calculated on a tax equivalent basis. The average yield on securities increased from 6.75% in 1996 to 6.90% in 1997, calculated on a tax-equivalent basis. During 1997, the Company increased the size of the securities portfolio through the purchase of tax-exempt state and municipal securities. The average yield on securities increased 15 basis points to 6.90%, calculated on a tax equivalent basis.

      During 1997, the Company increased its borrowings from the FHLB to fund the purchases of securities. Average other borrowed funds and long-term borrowings increased $52.4 million, or 149.6%. This resulted in an increase in interest expense of $2.9 million in 1997 compared to 1996.

Rate/Volume Analysis of Changes in Net Interest Income

      Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The "Rate/Volume Analysis of Changes in Net Interest Income" table which follows sets forth an analysis of volume and rate changes in net interest income for the periods indicated. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates.

                                                   Years Ended December 31,
                                       1998 vs. 1997                      1997 vs. 1996
                                       -------------                      -------------

                                       Change due to                      Change due to
                              --------------------------------   -------------------------------
                              Average     Average    Increase    Average     Average    Increase
                              Volume       Rate     (Decrease)   Volume        Rate    (Decrease)
                              --------    -------    --------    --------    -------    --------
                                                              (In thousands)
Interest earned on:
  Interest-bearing deposits
    with banks                $   (184)   $    (3)   $   (187)   $   (200)   $    15    $   (185)
  Federal funds sold               178          4         182         (97)         1         (96)
  Securities (1)                 7,251       (792)      6,459       5,284        310       5,594
  Loans (1)                      6,490       (527)      5,963       7,657       (131)      7,526
                              --------    -------    --------    --------    -------    --------
Total interest income         $ 13,735    $(1,318)   $ 12,417    $ 12,644    $   195    $ 12,839
                              --------    -------    --------    --------    -------    --------

Interest paid on:
 Interest-bearing demand
    and savings deposits      $  2,482    $   709    $  3,191    $  1,696    $   866    $  2,562
  Time deposits                  2,593        365       2,958       1,404        413       1,817
  Borrowed funds                 1,325       (188)      1,137       2,891         54       2,945
                              --------    -------    --------    --------    -------    --------
Total interest expense        $  6,400    $   886    $  7,286    $  5,991    $ 1,333    $  7,324
                              --------    -------    --------    --------    -------    --------
Net interest income           $  7,335    $(2,204)   $  5,131    $  6,653    $(1,138)   $  5,515
                              ========    =======    ========    ========    =======    ========

----------
(1) Interest income is reported on a tax-equivalent basis, using a 34% statutory tax rate and adjusted for the disallowance of the deduction for interest expense to carry bank eligible tax-exempt securities and loans.

Provision for Loan Losses

      The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management of the Company based upon its evaluation of the known as well as inherent risks within the Banks' loan portfolio. Management's evaluations are based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $2.2 million for 1998 compared to $1.1 million for 1997 and $0.9 million for 1996. The Company boosted its provision in 1998 due to the increase in net new loans and to the increasing uncertainty regarding economic conditions. Non-performing assets were 0.75% of total assets at December 31, 1998, compared to 0.82% and 0.78% at December 31, 1997 and 1996 respectively.

Other Income

      Other income increased $5.8 million, or 128.9%, to $10.3 million in 1998 compared to $4.5 million in 1997 and $3.6 million in 1996. The 1998 increase was primarily due to net realized gains on sale of securities of $4.3 million. Management elected to sell some of its equity securities of Pennsylvania banks in order to provide additional revenue to offset certain one-time merger-related expenses and increased loan loss provision. As approved by the Asset/Liability Committee, management sold these equity securities during a peak in bank stocks and turned the "paper" gains into "realized gains. Income from customer service fees increased $0.5 million, from $2.1 million in 1997 to

$2.6 million in 1998. This compares to $1.8 million in 1996. Customer service fees consist of charges for overdrafts and NSF (non-sufficient funds), safe deposit rentals, ATM, and other services that are primarily deposit driven. Income from mortgage banking activities increased $1.0 million, or 100.0%, from $1.0 million in 1997 to $2.0 million in 1998. Mortgage banking activities income represents income generated from mortgages originated and sold in the secondary market. The 1998 increase was due to an increase in new home and refinancing and the expansion of the Company's geographic market into Bucks, Chester, Lancaster and Lehigh counties. Income from mortgage banking activities increased $0.3 million in 1997 from $0.7 million in 1996. The 1997 increase was due to an increase in new home construction.

Other Expenses

      Total other expenses increased $5.9 million, or 30.7%, to $25.1 million in 1998. This compares to $19.2 million in 1997 and $16.5 million in 1996. Salaries, wages and employee benefits increased $2.5 million, or 25.3%,from $9.9 million in 1997 to $12.4 million in 1998. Salaries, wages and employee benefits increased in 1998 due to the opening and staffing of two new branches in Hamburg and Robesonia, additional back room support required to support the rapid growth of the Company and also due to the accrual of the money purchase pension plan, as approved in the agreement of consolidation, which provides for a fixed employer contribution equal to 3% of an eligible employee's base salary. In 1997, salaries, wages and employee benefits increased by $2.0 million. This was due to opening and staffing of two new branches in 1997-Shillington and Muhlenburg.

      Occupancy expenses increased $0.7 million, or 50.0%, to $2.1 million in 1998 from $1.4 million in 1997 and 1996. This increase resulted from the opening of the Hamburg and Robesonia branches in 1998 and one-time expenses related to occupying the new corporate headquarters at the Berks County Bank Building. The Company moved into the Berks County Bank Building in April of 1998.

      Other operating expenses and merger costs increased $2.6 million, or 40%, to $9.1 million for the year ended December 31, 1998 compared to $6.5 million in 1997 and $6.0 million in 1996. One-time merger related costs, consisting primarily of professional fees and related transaction costs, totaled $2.0 million. Other changes occurred in advertising, data processing and MAC fees, office supplies and expense and professional fees.

      Advertising increased $0.2 million, or 20.0%, to $1.2 million in 1998 from $1.0 million in 1997 and 1996. The increase from prior years was primarily due to the opening and promotion of the Hamburg and Robesonia branches.

      Data processing and MAC fees increased $0.2 million, or 20.0%, to $1.2 million in 1998 from $1.0 million in 1997 and $0.8 million in 1996. The increase was a result of an increase in the volume of new accounts in 1998 and 1997.

      Office supplies and expenses increased $0.2 million, or 18.2%, to $1.3 million in 1998 from $1.1 million in 1997 and $0.9 million in 1996. This increase was attributable to the overall growth of the bank in 1998 and 1997.

      Professional fees remained relatively the same at $0.9 million in 1998 and 1997 and $0.7 million in 1996. Professional fees include fees to consultants, attorneys and accountants.

Provision for Income Taxes

      The provision for federal income taxes increased $0.4 million, or 12.1%, to $3.7 million in 1998 compared to $3.3 million in 1997 and $2.4 million in 1996. The effective tax rates for the years ended December 31, 1998, 1997 and 1996 were 24.0%, 26.2% and 26.1% respectively. The decrease in 1998's, 1997's and 1996's effective tax rate from the statutory rate of 34% was due to the significant amount of tax-exempt interest income earned on bank-qualified municipal securities and tax free loans. A reconciliation of the statutory income tax at a rate of 34% to the income tax expense for 1998, 1997 and 1996 is included in footnote No. 9 in the "Notes to Consolidated Financial Statements".

Asset Quality

      Non-performing assets as a percentage of total assets decreased by 8.54% during 1998 to 0.75% at year-end 1998 from 0.82% at year-end 1997. Non-performing assets increased from $6.7 million at December 31, 1997 to $8.7 million at December 31, 1998, in a slightly-lower proportion to the increase in total assets. Non-performing assets are comprised of nonaccrual loans, accruing loans that are 90 days or more past due, foreclosed real estate and restructured loans. It is the Company's policy to classify a loan within 10 days after the month end in which the loan becomes 90 days past due for either principal or interest. The Company increased the balance in the allowance for loan losses from $5.7 million, or 1.2% of total loans at December 31, 1997 to $7.2 million, or 1.3% of total loans at December 31, 1998. The increase was in recognition of increased risk in the economy given the high volatility the markets experienced during 1998, as well as to maintain adequate reserves given the Company's strong growth in loans during 1998. The ratio of the allowance for loans losses to non-performing loans was 86.7% at December 31, 1998 compared to 91.9% at December 31, 1997. The balance in the allowance for loan losses was 1.96% of total loans excluding residential mortgages at December 31, 1998 compared to 1.87% at December 31, 1997. It has been the Company's experience that the percentage of loan losses have been substantially less in its residential mortgage portfolio than in its commercial loan portfolio. At December 31, 1998, 31.7% of the Company's loan portfolio was in residential mortgage loans, compared to 36.4% at December 31, 1997.

      As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. The amount charged against earnings is based upon several factors including, at a minimum, each of the following:

      *a continuing review of delinquent, classified and nonaccrual loans, large loans, and overall portfolio quality. This continuous review assesses the risk characteristics of both individual loans and the total loan portfolio;

      *analytical review of loan charge-off experience, delinquency rates and other relevant historical and peer statistical ratios;

      *management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio;

      *regular examinations and reviews of the loan portfolio by bank regulators.

      When it is determined that the prospect for recovery of the principal of a loan has significantly diminished, that portion of the loan which is determined to be uncollectible is immediately charged against the allowance account. Subsequent recoveries, if any, are credited to the allowance account. In addition, nonaccrual and large delinquent loans are reviewed monthly to determine potential losses.

      Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at December 31, 1998. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.

Interest Rate Risk Management

      Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. The Company typically defines interest-sensitive assets and interest-sensitive liabilities as those that reprice within one year or less. Maintaining an appropriate match is a method of avoiding wide fluctuations in net interest margin during periods of changing interest rates.

      The difference between interest-sensitive assets and interest-sensitive liabilities is known as the "interest-sensitivity gap" ("GAP"). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities repricing in the same time periods, and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets repricing in the same time periods. A negative GAP suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse.

      The Company attempts to manage its assets and liabilities in a manner that stabilizes net interest income and net economic value under a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide dependable and steady growth in net interest income regardless of the behavior of interest rates.

      The following table presents a summary of the Company's interest rate sensitivity at December 31, 1998, calculated on a beta-adjusted basis. For purposes of this table, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of securities and loans because, statistically, certain categories of securities and loans are prepaid before their maturity date, even without regard to interest rate fluctuations.

                                           INTEREST RATE SENSITIVITY ANALYSIS AT December 31, 1998(1)
------------------------------------------------------------------------------------------------------------------------------------
                                0 days       31 days      61 days     91 days     181 days     1 year
                                through      through      through     through     through      through     Over 5
                                30 days      60 days      90 days     180 days    1 year       5 years     Years         Total
                                -------      -------      -------     --------    ------       -------     -----         -----
Interest-earning assets:
Loans                           $ 112,288    $   6,119    $  5,775    $ 28,572    $ 49,105     $195,218    $ 143,540     $  540,617
Securities(2)                      11,590        3,532      32,645      10,748      47,794      213,136      213,230        532,675
Interest-bearing deposits
  & Federal Funds sold                806            0           0           0           0            0            0            806
                                ---------    ---------    --------    --------    --------     --------    ---------     ----------

Total                           $ 124,684    $   9,651    $ 38,420    $ 39,320    $ 96,899     $408,354    $ 356,770     $1,074,098
                                ---------    ---------    --------    --------    --------     --------    ---------     ----------

Interest-bearing liabilities:
Interest bearing deposits       $ 148,586    $  10,688    $ 12,319    $ 50,566    $ 88,264     $136,861    $ 268,834     $  716,118
Borrowed Funds                     86,072            0           0           0       5,000       45,000       85,000        221,072
Non-interest-bearing deposits           0            0           0           0           0       51,202       51,230        102,432
                                ---------    ---------    --------    --------    --------     --------    ---------     ----------

Total                           $ 234,658    $  10,688    $ 12,319    $ 50,566    $ 93,264     $233,063    $ 405,064     $1,039,622
                                ---------    ---------    --------    --------    --------     --------    ---------     ----------

Interest-rate sensitivity
  gap:
Interval                        $(109,974)   $  (1,037)   $ 26,101    $(11,246)   $  3,635     $175,291    $ (48,294)    $   34,476
                                =========    =========    ========    ========    ========     ========    =========     ==========

Cumulative                      $(109,974)   $(111,011)   $(84,910)   $(96,156)   $(92,521)    $ 82,770    $  34,476     $   34,476
                                =========    =========    ========    ========    ========     ========    =========     ==========

Ratio of cumulative gap
  to total rate-sensitive
  assets                           (10.24%)     (10.34%)     (7.91%)     (8.95%)     (8.61%)       7.71%        3.21%          3.21%
                                =========    =========    ========    ========    ========     ========    =========     ==========

(1) Calculated on a beta-adjusted basis.

(2) Maturity of securities is based on maturity date; excludes unrealized gains on available for sale securities.

      Shortcomings are inherent in a simplified and static GAP analysis that may result in an institution with a negative GAP having interest rate behavior characteristics of an asset-sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating GAP in the manner presented in the table.

      The traditional static GAP analysis implicitly assumes that the interest rates on all assets and liabilities that reprice within a given repricing period change by the same amount as the change in the market interest rate of the same duration. For example, if the Federal funds rate increased by 100 basis points, a static GAP model assumes that the prime rate and the rate paid on money market deposits will each change by 100 basis points. However, experience suggests that such an analysis is not accurate. For example, if the Federal funds rate changes by 100 basis points, the prime rate may only change by 90 basis points and the rate paid on money market accounts may only change by 40 basis points. More sophisticated asset/liability management models attempt to adjust for this defect in the static GAP model. Accordingly, the Company measures its interest-rate risk by conducting various analyzes in addition to the traditional static GAP report, including repricing matrices, beta-adjusted GAP reports, simulation modeling and duration analyses.

      Beta is the measure of the relative sensitivity of the amount of change in the interest rate on a given asset or liability with the amount of change in another independent financial instrument. For example, an asset or liability with a beta of 0.75 means that a 100 basis point change in the independent variable (e.g. Federal funds) will result in a 75 basis point change in the rate of the asset or liability (dependent variable). A beta is assigned to each key rate for each asset and liability account, and the volume of assets and liabilities that reprice within a repricing period are adjusted by this beta factor. The result is a beta-adjusted GAP position. This data is also organized into a repricing matrix to give a graphical presentation of the GAP position. Results of these analyses as of December 31, 1998 indicate that despite the negative GAP balance shown in the table, the Company does not have material interest-rate risk in the event that interest rates rise or fall as much as 300 basis points over the next twelve months.

Capital

      The Company's Tier 1 capital to risk-weighted assets ratio at December 31, 1998 was 14.83% compared to 17.56% at December 31, 1997. These ratios exceeded the regulatory Tier 1 capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at December 31, 1998 was 15.97% compared to 18.72% at December 31, 1997. These ratios exceeded the regulatory total risk-based capital requirement of 8.00%. At December 31, 1998, the Company's leverage ratio was 8.70% versus 10.93% at December 31, 1997. These ratios exceeded the regulatory leverage ratio requirement of 4.00%. The Company is categorized as "well-capitalized" at December 31, 1998 under applicable Federal regulations.

Liquidity and Capital Resources

      Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by securities, cash and amounts due from banks, interest-bearing deposits and Federal funds sold.

      Liquid assets totaled $564.0 million at December 31, 1998 compared to $234.7 million at December 31, 1997. Maturing and repaying loans are another source of asset liquidity. At December 31, 1998, the Company estimated that an additional $67.3 million of loans will mature in the next six-month period ended June 30, 1999.

      Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds or utilizing the borrowing facilities of the Federal Reserve System or the FHLB system. The Company utilizes a variety of these methods of liability liquidity. At December 31, 1998, the Company had approximately $152.2 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $222.8 million at December 31, 1997. These lines of credit enable the Company to purchase funds for short-term needs at current market rates.

      Capital expenditures that are anticipated for 1999 include approximately $10.5 million for the purchase, renovation and equipping of 23 full-service branches. See "Future Outlook" for further discussion on the 23 new branches.

Effects of Inflation

      The Company's asset and liability structures are primarily monetary in nature. As such, the Company's assets and liabilities tend to move in concert with interest rates. While changes in interest rates may have a significant impact on financial performance, interest rates do not necessarily move in the same direction or in the same magnitude as prices of other goods and services and may frequently reflect government policy initiatives or economic factors not measured by a price index.

Recently Issued Accounting Standard

      The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Company is required to adopt the

Statement on January 1, 2000. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

Future Outlook

      Effective January 1, 1999, HNB was merged into BCB which changed the legal name of the bank to Main Street Bank. Berks County Bank, a division of Main Street Bank, is the name that will continue to be used for branches in the former Berks County Bank's market place. Heritage Bank, a division of Main Street Bank, will operate in the former Heritage National Bank's market place and the Main Street Bank name will be used for branches opened in new markets.

      As of the date of this report, the Bank has formed, or is in the process of exploring, the formation of additional joint ventures with major realtors, opening a title agency, becoming a broker-dealer, offering alternative investment services and providing general insurance products and additional related financial services. The management believes that adding these products and services to the many quality financial services we already offer our customers, will allow us to better serve our customers, compete more effectively for greater market share, and create new income opportunities enabling us to increase earnings per share on a consistent basis.

      Certainly, the largest undertaking for 1999 is the planned opening of approximately twenty three new full service bank offices which will more than double the number of full service offices from 22 to 45. These new locations have the potential to contribute significantly to the Company's deposit and loan growth. Our forecasts indicate that these new branches will be slightly dilutive to 1999 earnings and accretive to earnings in the year 2000.

      Forward-Looking Statement: This report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

      Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking regulations;
(v) the presence in the Company's market area of competitors with greater financial resources than the Company; (vi) the ability of third-party vendors upon whom the Company relies, loan customers and businesses and governmental units generally to achieve Y2K compliance on a timely basis and; (vii) other external developments which could materially impact the Company's operational and financial performance.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" for discussion on interest rate sensitivity.

Interest Rate Sensitivity - Cash Flow Analysis

      The Interest Rate Sensitivity Table below illustrates the cash flows expected from earning assets for each of the next five years. Cash flows from loans are based on contractual payments and actual cash flows will most likely vary based on the fluctuation of interest rates. Generally, loans will prepay faster in a decreasing rate environment. This will result in lower interest income because there are more cash flows to reinvest at lower interest rates. Cash flows from bullet securities, which include U.S. Treasury securities, obligations of states and political subdivisions, and other securities are based on the earlier of the contractual maturity or the call date if the security is likely to be called, with little or no change in interest rates from December 31, 1998. Cash flows from mortgage-backed securities are based on consensus prepayment speeds under an unchanged rate environment over the next five years. Similar to loans, prepayments on mortgage-backed securities tend to increase as interest rates fall, and fall as rates rise.

      Also included on the table is the contractual maturities of all interest bearing liabilities. Interest bearing demand and savings deposits are included as maturing in 1999. These customers have no obligation to keep their money with the Company for any period of time. In order to determine the effect of market interest rates on these products, the Company uses a simulation model. While the entire balance of these products is affected immediately when there is an interest rate change, the interest rate change is generally not equal to the change in Fed funds or the prime rate. The Company has noted that competitive pressures drive this rate more than small changes in market rates. Time deposits are presented by contractual maturity. Short-term borrowings consist of repurchase agreements and overnight borrowings from the FHLB. Generally, the funds mature within 1 business day. Long-term borrowings are presented by contractual maturity.

                                                            CASH FLOWS YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                    1999       2000       2001       2002       2003     THEREAFTER    TOTAL     FAIR VALUE
                                  ----       ----       ----       ----       ----     ----------    -----     ----------
INTEREST EARNING ASSETS:

Loans
 Fixed Rate                     $ 59,489    $46,718    $43,605    $27,469    $26,842    $ 82,387    $286,510    $311,837
  Average Rate                      8.32%      9.87%      8.23%      8.34%      8.05%       7.69%       8.35%
 Variable Rate                  $ 79,814    $13,232    $12,072    $12,256    $10,417    $124,316    $254,107    $254,107
  Average Rate                      8.57%     10.55%      8.94%      9.63%     10.64%       7.64%       8.38%

Investment Securities           $ 59,590    $57,788    $39,310    $19,186    $87,838    $268,963    $532,675    $534,551
 Average Rate                       6.66%      6.69%      6.66%      6.52%      6.41%       6.41%       6.49%

INTEREST BEARING LIABILITIES:

Interest Bearing Demand         $ 68,116    $     0    $     0    $     0    $     0    $      0    $ 68,116    $ 68,116
 Average Rate                       1.72%         0%         0%         0%         0%          0%       1.67%
Savings Deposits                $326,749    $     0    $     0    $     0    $     0    $      0    $326,749    $326,749
 Average Rate                       3.92%         0%         0%         0%         0%          0%       3.75%
Time Deposits:
 Fixed Rate                     $150,374    $69,424    $20,170    $11,626    $35,706    $  1,493    $288,793    $397,510
  Average Rate                      5.24%      5.74%      5.85%      6.12%      6.07%       5.97%       5.53%
 Variable Rate                  $ 31,134    $ 1,184    $     0    $     0    $   142    $      0    $ 32,460    $ 32,460
  Average Rate                      4.20%      4.54%         0%         0%      5.07%          0%       4.22%
Short-Term Borrowings           $ 86,072    $     0    $     0    $     0    $     0    $      0    $ 86,072    $ 86,072
 Average Rate                       4.95%                                                               4.95%
Long-Term Borrowings            $  5,000               $ 5,000    $40,000    $     0    $ 85,000    $135,000     134,339
 Average Rate                       5.87%                 6.05%      5.49%         0%       4.78%       5.44%

      Note: Cash flow information for loans does not include the allowance for loans losses. Cash flow information for securities is stated at amortized cost.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page
INDEPENDENT AUDITOR'S REPORT
     ON THE CONSOLIDATED FINANCIAL STATEMENTS                            58

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets                                         60
     Consolidated statements of income                                   61
     Consolidated statements of stockholders' equity                     62
     Consolidated statements of cash flows                               63, 64 & 65
     Notes to consolidated financial statements                          66-90

QUARTERLY FINANCIAL INFORMATION (unaudited)                              91

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Main Street Bancorp, Inc.
Reading, Pennsylvania

            We have audited the accompanying consolidated balance sheets of Main Street Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Main Street Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Reading, Pennsylvania
January 29, 1999

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------
December 31,                                                                       1998               1997
---------------------------------------------------------------------------------------------------------------
                                                                              (In Thousands, Except Share Data)
          ASSETS

Cash and due from banks                                                         $   28,710         $   24,918
Interest-bearing deposits with banks                                                   336                200
Federal funds sold                                                                     470                470
Securities available for sale                                                      534,526            209,106
Securities held to maturity, fair value 1998 $ 25; 1997 $ 71,769                        25             70,914
Loans receivable, net of allowance for loan losses 1998 $ 7,222; 1997 $ 5,738      533,395            477,838
Mortgage loans held for sale                                                         5,069                 --
Due from mortgage investors                                                         14,567              5,425
Premises and equipment, net                                                         25,717             11,511
Accrued interest receivable and other assets                                        15,726             13,481
                                                                                ----------         ----------

          Total assets                                                          $1,158,541         $  813,863
                                                                                ==========         ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
       Non-interest bearing                                                     $  102,432         $   73,937
       Interest bearing                                                            716,118            552,823
                                                                                ----------         ----------

          Total deposits                                                           818,550            626,760

    Accrued interest payable and other liabilities                                  24,007             13,625
    Other borrowed funds                                                            86,072             30,308
    Long-term debt                                                                 135,000             54,450
                                                                                ----------         ----------

          Total liabilities                                                      1,063,629            725,143
                                                                                ----------         ----------

Stockholders' equity:
    Preferred stock, authorized and unissued 5,000,000 shares                           --                 --
    Common stock, par value $ 1.00 per share; authorized 50,000,000 shares;
       issued and outstanding 1998 10,388,443 shares; 1997 9,639,808 shares         10,388              9,640
    Surplus                                                                         64,134             49,985
    Retained earnings                                                               19,227             26,721
    Accumulated other comprehensive income                                           1,163              2,374
                                                                                ----------         ----------

          Total stockholders' equity                                                94,912             88,720
                                                                                ----------         ----------

          Total liabilities and stockholders' equity                            $1,158,541         $  813,863
                                                                                ==========         ==========

See Notes to Consolidated Financial Statements.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1998       1997       1996
-------------------------------------------------------------------------------------------------
                                                            (In Thousands, Except Per Share Data)
Interest income:
    Loans receivable, including fees                            $ 44,544   $ 38,639   $ 30,941
    Interest and dividends on securities:
       Taxable                                                    15,545     12,671      8,263
       Tax-exempt                                                  5,351      2,869      2,040
    Other                                                            279        284        565
                                                                --------   --------   --------

          Total interest income                                   65,719     54,463     41,809
                                                                --------   --------   --------

Interest expense:
    Deposits                                                      27,268     21,119     16,740
    Other borrowed funds                                           2,490      2,000      1,271
    Long-term debt                                                 3,506      2,859        643
                                                                --------   --------   --------

          Total interest expense                                  33,264     25,978     18,654
                                                                --------   --------   --------

          Net interest income                                     32,455     28,485     23,155

Provision for loan losses                                          2,210      1,140        867
                                                                --------   --------   --------

          Net interest income after provision for loan losses     30,245     27,345     22,288
                                                                --------   --------   --------

Other income:
    Income from fiduciary activities                                 966        875        781
    Customer service fees                                          2,591      2,060      1,802
    Mortgage banking activities                                    2,017      1,034        687
    Net realized gains (losses) on sales of securities             4,329        357         (1)
    Other                                                            398        209        290
                                                                --------   --------   --------

          Total other income                                      10,301      4,535      3,559
                                                                --------   --------   --------

Other expenses:
    Salaries and wages                                             9,857      8,006      6,369
    Employee benefits                                              2,496      1,912      1,591
    Occupancy                                                      2,081      1,420      1,423
    Equipment depreciation and maintenance                         1,563      1,351      1,193
    Merger costs                                                   1,963         --         --
    Other                                                          7,132      6,545      5,960
                                                                --------   --------   --------

          Total other expenses                                    25,092     19,234     16,536
                                                                --------   --------   --------

          Income before income taxes                              15,454     12,646      9,311

Federal income taxes                                               3,711      3,317      2,428
                                                                --------   --------   --------

          Net income                                            $ 11,743   $  9,329   $  6,883
                                                                ========   ========   ========

Basic earnings per share                                        $   1.13   $   1.02   $   0.82
                                                                ========   ========   ========

Diluted earnings per share                                      $   1.12   $   1.00   $   0.82
                                                                ========   ========   ========

See Notes to Consolidated Financial Statements.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                    Shares Of                                          Other
                                                      Common     Common                Retained    Comprehensive
                                                      Stock      Stock      Surplus    Earnings       Income      Total
                                                    --------------------------------------------------------------------
                                                                       (In Thousands, Except Share Data)
Balance, December 31, 1995                          7,843,414    $ 7,843    $31,435    $ 16,292       $   741    $56,311
                                                                                                                 -------
    Comprehensive income:
       Net income                                          --         --         --       6,883            --      6,883
       Change in net unrealized gains (losses)
          on securities available for sale                 --         --         --          --          (395)      (395)
                                                                                                                 -------

          Total comprehensive income                                                                               6,488
                                                                                                                 -------

    Cash dividends declared by pooled entities,
       $ .30 per share                                     --         --         --      (2,495)           --     (2,495)
    Pre-merger stock transactions of pooled
       entities                                       (42,008)       (42)      (466)        (11)           --       (519)
                                                    --------------------------------------------------------------------

Balance, December 31, 1996                          7,801,406      7,801     30,969      20,669           346     59,785
                                                                                                                 -------
    Comprehensive income:
       Net income                                          --         --         --       9,329            --      9,329
       Change in net unrealized gains (losses)
          on securities available for sale                 --         --         --          --         2,028      2,028
                                                                                                                 -------

          Total comprehensive income                                                                              11,357
                                                                                                                 -------

    Net proceeds of stock offering of pooled
       entity
       (net of offering costs of $ 1,728)           1,840,230      1,840     19,029          --            --     20,869
    Cash dividends declared by pooled entities,
       $ .36 per share                                     --         --         --      (3,277)           --     (3,277)
    Pre-merger stock transactions of pooled
       entities                                        (1,828)        (1)       (13)         --            --        (14)
                                                    --------------------------------------------------------------------

Balance, December 31, 1997                          9,639,808      9,640     49,985      26,721         2,374     88,720
                                                                                                                 -------
    Comprehensive income:
       Net income                                          --         --         --      11,743            --     11,743
       Change in net unrealized gains (losses)
          on securities available for sale                 --         --         --          --        (1,211)    (1,211)
                                                                                                                 -------

          Total comprehensive income                                                                              10,532
                                                                                                                 -------

    Issuance of common stock upon exercise
       of stock options                                38,520         38        304          --            --        342
    Issuance of common stock in connection
       with a 7% stock dividend                       679,072        679     13,412     (14,120)           --        (29)
    Cash dividends declared, $ .49 per share               --         --         --      (5,117)           --     (5,117)
    Pre-merger stock transactions of pooled
entities                                               31,043         31        433          --            --        464
                                                    --------------------------------------------------------------------

Balance, December 31, 1998                         10,388,443    $10,388    $64,134    $ 19,227       $ 1,163    $94,912
                                                    ====================================================================

See Notes to Consolidated Financial Statements.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                          1998        1997          1996
------------------------------------------------------------------------------------------------------------------
                                                                                        (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                 $  11,743    $   9,329    $   6,883
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Provision for loan and foreclosed real estate losses                        2,210        1,255        1,100
       Provision for depreciation and amortization                                 1,430        1,220        1,047
       Provision for deferred income taxes                                          (586)        (333)          (5)
       Net realized (gains) losses on sales of securities                         (4,329)        (357)           1
       (Gain) loss on sale of equipment and foreclosed real estate                   114         (210)         (55)
       Proceeds from sale of mortgage loans                                      113,746       54,820       34,710
       Net realized (gains) losses on sales of mortgage loans                       (162)        (111)          11
       Mortgage loans originated for sale                                       (118,653)     (54,100)     (34,878)
       Net amortization of securities premiums and discounts                       1,041          241           17
       (Increase) decrease in:
          Due from mortgage investors                                             (9,142)      (1,947)        (274)
          Accrued interest receivable and other assets                            (2,201)      (3,805)      (2,400)
       Increase (decrease) in accrued interest payable and other liabilities      10,382         (320)       1,558
                                                                               -----------------------------------

          Net cash provided by operating activities                                5,593        5,682        7,715
                                                                               -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                          45,665       63,052        2,882
    Proceeds from maturities and calls of and principal repayments on
       securities available for sale                                              84,660       32,468       15,571
    Proceeds from maturities and calls of securities held to maturity              5,350        9,225       10,335
    Purchases of securities available for sale                                  (388,743)    (135,296)     (63,603)
    Purchases of securities held to maturity                                          --      (37,094)     (29,428)
    (Increase) decrease in interest-bearing deposits with banks                     (136)      21,227      (11,360)
    Decrease in federal funds sold                                                    --          820        1,755
    Loans made to customers, net of principal collected                          (57,767)     (81,930)     (80,404)
    Proceeds from sales of equipment and foreclosed real estate                    1,047        1,821          575
    Purchases of premises and equipment                                          (15,641)      (3,026)      (1,901)
                                                                               -----------------------------------

          Net cash used in investing activities                                 (325,565)    (128,733)    (155,578)
                                                                               -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                                  131,734       73,932       64,273
    Net increase in time deposits                                                 60,056       34,309       21,306
    Net proceeds from other borrowed funds                                        55,764          590       21,845
    Proceeds from long-term debt                                                  85,000       40,000       47,000
    Principal payments on long-term debt                                          (4,450)     (37,000)      (4,000)
    Proceeds from exercise of stock options                                          342           --           --
    Cash paid in lieu of fractional shares                                           (29)          --           --
    Pre-merger stock transactions of pooled entities                                 464          (36)        (666)
    Net proceeds from stock offering of pooled entity                                 --       20,869           --
    Cash dividends paid                                                           (5,117)      (3,123)      (2,456)
                                                                               -----------------------------------

          Net cash provided by financing activities                              323,764      129,541      147,302
                                                                               -----------------------------------

          Increase (decrease) in cash and due from banks                           3,792        6,490         (561)

Cash and due from banks:
    January 1                                                                     24,918       18,428       18,989
                                                                               -----------------------------------

    December 31                                                                $  28,710    $  24,918    $  18,428
                                                                               ===================================

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------
Years Ended December 31,                           1998        1997        1996
--------------------------------------------------------------------------------
                                                         (In Thousands)

DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                  $32,880     $25,530     $18,480
                                                 ===============================

       Income taxes                              $ 4,680     $ 3,237     $ 2,709
                                                 ===============================

See Notes to Consolidated Financial Statements.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

      The consolidated financial statements include the accounts of Main Street Bancorp, Inc. ("the Company"), a multi-bank holding company, and its wholly-owned subsidiaries, Berks County Bank, Heritage National Bank ("the Banks") and MBNK Investment Company (see Note 2). All significant intercompany accounts and transactions have been eliminated.

Nature of operations:

      The Banks operate under a state bank and national bank charter respectively, and provide full banking services. The Company and Berks County Bank are subject to regulation of the Pennsylvania Department of Banking and the Federal Reserve Bank, while Heritage National Bank is subject to regulation of the Office of the Comptroller of the Currency. The area served by the Banks is principally Berks, Bucks, Chester, Dauphin, Lehigh, Montgomery and Schuylkill Counties in Pennsylvania.

Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Presentation of cash flows:

      For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks.

Securities:

      Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available for sale and carried at fair value with adjustments to fair value, after tax, reported in other comprehensive income. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation at each balance sheet date.

      Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, calculated using the interest method, are reported in interest income. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific identification method.

Loans receivable:

      Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Banks are generally amortizing these amounts over the contractual life of the loan.

      A loan is generally considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for loan losses:

      The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flows using the loan's initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans. By the time a loan becomes probable of foreclosure it has been charged down to fair value, less estimated cost to sell.

      The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Banks' past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

Mortgage loans held for sale:

      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Net unrealized losses are recognized through a valuation allowance by corresponding charges in the statements of income. All sales are made without recourse.

Due from mortgage investors:

      A division of one of the Bank subsidiaries performs underwriting and origination services for various mortgage investors. As part of this program, the Bank will temporarily fund the investors' mortgage commitments for periods generally ranging from three to forty-five days.

Premises and equipment:

      Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated depreciation methods over the related assets estimated useful lives.

Foreclosed real estate:

      Foreclosed real estate, which is recorded in other assets, is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.

      Foreclosed real estate is initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Revenues and expenses from operations, net realized gains and losses on sales and changes in the valuation allowance are included in other expenses.

Advertising costs:

      The Banks follow the policy of charging the costs of advertising to expense as incurred.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:

      Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company and its subsidiaries file a consolidated federal income tax return.

Earnings per common share:

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Per share amounts have been adjusted to give retroactive effect to stock dividends declared through December 31, 1998.

Off-balance sheet financial instruments:

      In the ordinary course of business, the Banks have entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they are funded.

Trust assets:

      Assets held in a fiduciary capacity for customers are not included in the consolidated financial statements since such items are not assets of the Bank. Trust income is recorded on the accrual method.

Segment reporting:

      The Company's banking subsidiaries act as independent community financial services providers, and offer traditional banking and related financial services to individual, business and government customers. Through their branch and automated teller machine network, the Banks offer a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. One of the banking subsidiaries also performs personal, corporate, pension and fiduciary services through its Trust Department.

      Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and mortgage banking operations of the Company, nor its subsidiaries. As such, discrete financial information is not available and segment reporting would not be meaningful.

Reclassifications:

      Certain items in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 financial statement presentation format. These reclassifications had no effect on net income.

New accounting standard:

      The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. The Company is required to adopt the Statement on January 1, 2000. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2
--------------------------------------------------------------------------------
MERGER

The consolidated financial statements give retroactive effect to the pooling of interests merger of BCB Financial Services Corporation (BCB) and Heritage Bancorp, Inc. (Heritage) as more fully described below. As a result, the consolidated balance sheets as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of stockholders' equity reflect the accounts of the Company as if the common stock had been issued during all periods presented.

On May 1, 1998, the Company was formed upon the completion of the merger between BCB and Heritage. The Company issued approximately 9,680,000 shares of common stock to the stockholders of BCB and Heritage. BCB stockholders received 1.3335 shares of the Company's common stock for each outstanding share and Heritage stockholders received 1.05 shares of the Company's common stock for each outstanding share. Cash was paid for fractional share interests. The merger was accounted for as a pooling of interests by the Company. Merger costs of approximately $ 1,963,000, consisting primarily of professional fees and related transaction costs, have been expensed in connection with the merger.

The results of operations of the separate entities for periods prior to the combination are as follows:

                                                       BCB    Heritage  Combined
                                                     ---------------------------
                                                            (In Thousands)
For the period from January 1, 1998 to May 1, 1998:
     Net interest income                             $ 4,849   $ 5,450   $10,299
     Net income                                          899     1,646     2,545

For the year ended December 31, 1997:
     Net interest income                             $12,117   $16,368   $28,485
     Net income                                        3,301     6,028     9,329

For the year ended December 31, 1996:
     Net interest income                             $ 8,134   $15,021   $23,155
     Net income                                        1,903     4,980     6,883

3
--------------------------------------------------------------------------------
RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

The Banks are required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The total of those reserve balances was approximately $ 2,573,000 and $ 3,648,000 at December 31, 1998 and 1997
respectively.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4
--------------------------------------------------------------------------------
SECURITIES

The amortized cost and approximate fair value of securities at December 31 were as follows:

                                                                  Gross         Gross
                                                    Amortized   Unrealized   Unrealized      Fair
                                                      Cost        Gains        Losses       Value
                                                    -----------------------------------------------
                                                                    (In Thousands)
Available for sale securities:
  December 31, 1998:
      U.S. Treasury securities                      $   9,256   $      97    $      --    $   9,353
      U.S. Government agencies and corporations       192,705         968       (1,133)     192,540
      States and political subdivisions               233,615       2,859       (1,581)     234,893
      Other securities                                 14,454          10           --       14,464
      Mortgage-backed and asset-backed securities      57,583         811         (190)      58,204
      Equity securities                                25,037          35           --       25,072
                                                    -----------------------------------------------

                                                    $ 532,650   $   4,780    $  (2,904)   $ 534,526
                                                    ===============================================

  December 31, 1997:
      U.S. Treasury securities                      $  10,801   $      58    $      (7)   $  10,852
      U.S. Government agencies and corporations        32,981         488           (9)      33,460
      States and political subdivisions                45,538       1,248          (10)      46,776
      Other securities                                    100           1           --          101
      Mortgage-backed and asset-backed securities     103,132       1,172         (224)     104,080
      Equity securities                                12,853         984           --       13,837
                                                    -----------------------------------------------

                                                    $ 205,405   $   3,951    $    (250)   $ 209,106
                                                    ===============================================

Held to maturity securities:
  December 31, 1998:
    Other                                           $      25   $      --    $      --    $      25
                                                    ===============================================

  December 31, 1997:
    U.S. Government agencies and corporations       $  60,724   $     602    $     (41)   $  61,285
    States and political subdivisions                  10,165         302           (8)      10,459
    Other                                                  25          --           --           25
                                                    -----------------------------------------------

                                                    $  70,914   $     904    $     (49)   $  71,769
                                                    ===============================================

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4
--------------------------------------------------------------------------------
SECURITIES (CONTINUED)

Equity securities are principally comprised of Pennsylvania community banks, Federal Home Loan Bank and Federal Reserve Bank stock.

During 1998, the Company re-evaluated its securities portfolio as a result of the merger discussed in Note 2 and to provide flexibility for management to implement new investment strategies. Accordingly, the Company transferred securities with an amortized cost of $ 72,600,000 from held to maturity to available for sale. The transfer resulted in an $ 840,000 adjustment to fair value and an unrealized gain of $ 554,000 at the date of transfer, net of tax, was included in other comprehensive income.

The amortized cost and fair value of securities as of December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the securities may be called or prepaid with or without any penalties.

                                              Available For Sale    Held To Maturity
                                              -----------------------------------------
                                              Amortized    Fair     Amortized    Fair
                                                Cost      Value       Cost      Value
                                              -----------------------------------------
                                                           (In Thousands)
Due in one year or less                       $ 10,542   $ 10,611   $     --   $     --
Due after one year through five years            4,341      4,410         --         --
Due after five years through ten years          45,168     46,139         25         25
Due after ten years                            389,979    390,090         --         --
Mortgage-backed and asset-backed securities     57,583     58,204         --         --
Equity securities                               25,037     25,072         --         --
                                              -----------------------------------------

                                              $532,650   $534,526   $     25   $     25
                                              =========================================

Gross gains of $ 5,121,000 and gross losses of $ 792,000 were realized on the sales of available for sale securities in 1998. Gross gains of $ 606,000 and gross losses of $ 249,000 were realized on sales of available for sale securities in 1997. Gross gains of $ 2,000 and gross losses of $ 3,000 were realized on sales of available for sale securities in 1996.

Securities with an amortized cost of $ 72,315,000 and $ 35,142,000 at December 31, 1998 and 1997 respectively were pledged as collateral on public deposits and for other purposes as required or permitted by law.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5
--------------------------------------------------------------------------------
LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at December 31, 1998 and 1997 were as follows:

                                                         1998            1997
                                                      -------------------------
                                                            (In Thousands)

Commercial                                            $ 280,107       $ 222,050
Mortgage                                                171,268         175,978
Consumer                                                 71,926          70,077
Construction                                             16,624          15,091
                                                      -------------------------

                                                        539,925         483,196
Less:
     Allowance for loan losses                            7,222           5,738
     Net deferred loan fees and costs                      (692)           (380)
                                                      -------------------------

                                                      $ 533,395       $ 477,838
                                                      =========================

Changes in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                              1998          1997          1996
                                            -----------------------------------
                                                       (In Thousands)

Balance, beginning                          $ 5,738       $ 5,072       $ 4,883
Provision for loan losses                     2,210         1,140           867
Loans charged off                              (949)         (705)         (995)
Recoveries                                      223           231           317
                                            -----------------------------------

Balance, ending                             $ 7,222       $ 5,738       $ 5,072
                                            ===================================

Impaired loans, not requiring an allowance for loan losses, were $ 4,330,000 and $ 2,409,000 at December 31, 1998 and 1997 respectively. Impaired loans requiring an allowance for loan losses were $ 643,000 and $ 614,000 at December 31, 1998 and 1997 respectively. At December 31, 1998 and 1997, the related allowance for loan losses associated with those loans was $ 337,000 and $ 287,000 respectively. For the years ended December 31, 1998, 1997 and 1996, average impaired loans were $ 5,387,000, $ 2,704,000 and $ 2,390,000 respectively. Interest income on impaired loans of $ 86,000, $ 63,000 and $ 84,000 was recognized for cash payments received in 1998, 1997 and 1996 respectively.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6
--------------------------------------------------------------------------------
PREMISES AND EQUIPMENT

Components of premises and equipment at December 31, 1998 and 1997 were as follows:

                                                 Estimated
                                                Useful Lives     1998      1997
                                                ------------   -----------------
                                                                 (In Thousands)

Land                                                           $ 2,611   $ 2,162
Building and improvements                         7-50 Years    22,419    10,327
Furniture, fixtures and equipment               1.5-10 Years     9,400     7,301
Leasehold improvements                            2-11 Years       215       110
Construction in progress                                           878        83
                                                               -----------------
                                                                35,523    19,983
Less accumulated depreciation                                    9,806     8,472
                                                               -----------------

                                                               $25,717   $11,511
                                                               =================

Included in buildings and improvements above are approximately $ 8,200,000 and $ -0- of leased property under capital leases as of December 31, 1998 and 1997 respectively.

7
--------------------------------------------------------------------------------
DEPOSITS

The components of deposits at December 31, 1998 and 1997 were as follows:

                                                         1998             1997
                                                       -------------------------
                                                             (In Thousands)

Demand, non-interest bearing                           $102,432         $ 73,937
Demand, interest bearing                                 68,116           52,373
Savings                                                 326,749          239,253
Time, $ 100,000 and over                                 27,396           18,528
Time, other                                             293,857          242,669
                                                       -------------------------

                                                       $818,550         $626,760
                                                       =========================

At December 31, 1998, the scheduled maturities of time deposits are as follows (in thousands):

1999                                                                    $182,695
2000                                                                      70,110
2001                                                                      20,112
2002                                                                      11,179
2003                                                                      35,843
Thereafter                                                                 1,314
                                                                        --------

                                                                        $321,253
                                                                        ========

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8
--------------------------------------------------------------------------------
OTHER BORROWED FUNDS AND LONG-TERM DEBT

The Banks maintain U.S. Treasury tax and loan note option accounts for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under these note option accounts were $ 644,000 and $ 1,104,000 at December 31, 1998 and 1997 respectively.

The Banks have other short-term borrowings from the Federal Home Loan Bank at December 31, 1998 and 1997 in the amount of $ 81,200,000 and $ 27,500,000 respectively. The December 31, 1998 balance outstanding is due in 1999, at an average interest rate of 4.95%.

In addition, one of the banking subsidiaries enters into agreements with customers as part of cash management services where the Bank sells securities to the customer overnight with the agreement to repurchase them at par. Securities sold under agreements to repurchase generally mature one day from the transaction date. The securities underlying the agreements were under the Bank's control. Securities sold to customers under agreements to repurchase totaled $ 4,228,000 and $ 1,704,000 at December 31, 1998 and 1997 respectively.

Long-term debt consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                               1998      1997
                                                                            -------------------
Notes with the Federal Home Loan Bank (FHLB):
     Term notes due May 1998 at 5.66% weighted average fixed rate           $     --   $  3,450
     Term note due November 1998 at 5.56% fixed rate                              --      1,000
     3 year/3 month term note due October 1999 at 5.87% fixed rate(1)(2)       5,000      5,000
     5 year/2 year term note due September 2001 at 6.05% fixed rate(1)(2)      5,000      5,000
     5 year/6 month term note due March 2002 at 5.46% fixed rate(1)(2)        30,000     30,000
     5 year/3 month term note due July 2002 at 5.60% fixed rate(1)(2)         10,000     10,000
     10 year/2 year term note due September 2008 at 4.62% fixed rate(1)       25,000         --
     10 year/5 year term note due November 2008 at 4.75% fixed rate(1)        10,000         --
     10 year/5 year term note due December 2008 at 4.92% fixed rate(1)        25,000         --
     10 year/5 year term note due December 2008 at 4.815% fixed rate(1)       25,000         --
                                                                            -------------------

                                                                            $135,000   $ 54,450
                                                                            ===================

(1) These notes contain a convertible option which allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (5.07% at December 31, 1998) plus 3 to 15 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge. The years/years or months refers to the maturity of the note (in years) and the term until the first convertible date (in years or months).

(2) All of these notes have passed the original convertible date.

Contractual maturities of long-term debt at December 31, 1998 are as follows (in thousands):

1999                                                                    $  5,000
2000                                                                          --
2001                                                                       5,000
2002                                                                      40,000
2003 to 2007                                                                  --
2008                                                                      85,000
                                                                        --------

                                                                        $135,000
                                                                        ========

The Banks have a maximum borrowing capacity with the Federal Home Loan Bank of approximately $ 327,108,000. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Banks.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9
--------------------------------------------------------------------------------
INCOME TAXES

The provision for federal income taxes for the years ended December 31, 1998, 1997 and 1996 consisted of the following (in thousands):

                                        1998             1997             1996
                                      -----------------------------------------

Current                               $ 4,297          $ 3,650          $ 2,433
Deferred                                 (586)            (333)              (5)
                                      -----------------------------------------

                                      $ 3,711          $ 3,317          $ 2,428
                                      =========================================

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense in the consolidated statements of income for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                  1998        1997        1996
                                                -------------------------------

Federal income tax at statutory rate            $ 5,254     $ 4,299     $ 3,166
Tax-exempt interest                              (1,891)     (1,093)       (807)
Disallowance of interest expense                    270         143          97
Other                                                78         (32)        (28)
                                                -------------------------------

                                                $ 3,711     $ 3,317     $ 2,428
                                                ===============================

The income tax provision includes $ 1,472,000 in 1998, $ 121,000 in 1997 and $ -0- in 1996 of income tax expense related to net realized securities gains.

The net deferred tax asset (liability) consisted of the following components as of December 31, 1998 and 1997:

                                                               1998       1997
                                                             ------------------
                                                               (In Thousands)

Deferred tax assets:
  Allowance for loan losses                                  $ 1,976    $ 1,363
  Interest on non-accrual loans                                  230        138
  Deferred compensation                                           66        104
  Other                                                           27         85
                                                             ------------------

    Total deferred tax assets                                  2,299      1,690
                                                             ------------------

Deferred tax liabilities:
  Premises and equipment                                         329        279
  Prepaid expenses                                                37        119
  Loan origination fees and costs                                219        164
  Unrealized gains on securities available for sale              713      1,327
                                                             ------------------

    Total deferred tax liabilities                             1,298      1,889
                                                             ------------------

    Net deferred tax asset (liability)                       $ 1,001    $  (199)
                                                             ==================

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10
--------------------------------------------------------------------------------
EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan with profit sharing provisions which covers employees who meet the eligibility requirements of having worked 1,000 hours in a plan year and have attained the age of 21. Participants are permitted to contribute from 1% to 15% of compensation. The Company will match the participant's contributions up to a maximum percentage. The expense related to this plan was $ 503,000, $ 138,000 and $ 105,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

A Bank subsidiary had a noncontributory pension plan covering eligible employees. Benefits were based on the employee's compensation and years of service. In May 1998, the pension plan was terminated. The plan assets in excess of the projected benefit obligation were allocated to the plan's eligible participants and the prepaid pension cost of $ 299,000 was charged to expense. The net periodic pension cost for the years ended December 31, 1998, 1997 and 1996 was not material.

11
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

The components of other comprehensive income and related tax effects are as follows:

                                                    Years Ended December 31,
                                                 1998         1997        1996
                                               --------------------------------
                                                         (In Thousands)

Unrealized holding gains (losses) on
  available for sale securities                $  (589)     $ 3,478     $  (569)
Less reclassification adjustment for
  gains (losses) realized in income              1,236          357          (1)
                                               --------------------------------

Net unrealized gains (losses)                   (1,825)       3,121        (568)

Tax effect                                        (614)       1,093        (173)
                                               --------------------------------

     Net of tax amount                         $(1,211)     $ 2,028     $  (395)
                                               ================================

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12
--------------------------------------------------------------------------------
OTHER EXPENSES

The following represents the most significant categories of other expenses for the years ended December 31:

                                                 1998         1997         1996
                                                -------------------------------
                                                         (In Thousands)

Advertising                                     $1,236       $  978       $  991
Data processing and MAC fees                     1,184          980          795
Office supplies and expenses                     1,281        1,136          885
Professional fees                                  846          936          746
Taxes, other than income                           636          552          536
All other expenses                               1,949        1,963        2,007
                                                -------------------------------

                                                $7,132       $6,545       $5,960
                                                ===============================

13
--------------------------------------------------------------------------------
STOCK OPTIONS AND GRANTS

The pooled entities to the Company had various qualified and non-qualified stock option plans for employees and non-employee directors which have carried over to the Company and which cover approximately 820,000 shares of common stock. The option prices under the plans are the fair market value of the common stock on the date the options are granted and an option's maximum term is generally ten years. Options are generally exercisable six months to one year after the date of grant.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                         1998                1997                 1996
                                  -----------------------------------------------------------
                                            Weighted            Weighted             Weighted
                                             Average             Average              Average
                                            Exercise            Exercise             Exercise
                                  Options     Price   Options     Price    Options     Price
                                  -----------------------------------------------------------
Outstanding, beginning of year    301,178    $ 8.33    277,231    $ 7.79    141,077    $ 6.38
Granted                           106,268     19.43     54,265     11.89    151,468      8.77
Exercised                         (62,144)     7.26    (19,811)     7.54    (15,314)     5.08
Forfeited                         (19,282)     9.05    (10,507)    11.91         --        --
                                  -----------------------------------------------------------

Outstanding, end of year          326,020    $12.27    301,178    $ 8.33    277,231    $ 7.79
                                  ===========================================================

Exercisable at end of year        251,995    $10.24    266,012    $ 7.85    134,182    $ 6.79
                                  ===========================================================

Stock options outstanding at December 31, 1998 are exercisable at prices ranging from $ 4.87 to $ 19.92 a share. The weighted average remaining contractual life of those options is approximately 8 years.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13
--------------------------------------------------------------------------------
STOCK OPTIONS AND GRANTS (CONTINUED)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for options granted in 1998, 1997 and 1996. Had compensation cost for stock options granted in 1998, 1997 and 1996 been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                               1998         1997         1996
                                            ------------------------------------

Net income:
     As reported                            $   11,743   $    9,329   $    6,883
                                            ====================================

     Pro forma                              $   11,475   $    9,260   $    6,703
                                            ====================================

Basic earnings per share:
     As reported                            $     1.13   $     1.02   $     0.82
                                            ====================================

     Pro forma                              $     1.11   $     1.01   $     0.80
                                            ====================================

Diluted earnings per share:
     As reported                            $     1.12   $     1.00   $     0.82
                                            ====================================

     Pro forma                              $     1.09   $     1.00   $     0.80
                                            ====================================

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996 respectively: risk-free interest rate of 4.6%, 6.5% and 6.0%, volatility .26, .12 and .11, dividend yield of 3.0%, 3.6% and 3.6%, and an expected life of 7.8, 7.5 and 5.5 years. The weighted-average fair value of options granted was $ 5.07 per share in 1998, $ 2.21 per share in 1997 and $
2.13 per share in 1996.

14
--------------------------------------------------------------------------------
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

Lease commitments and total rental expense:

      The Banks rent facilities under lease agreements which expire at various dates through 2014, and require various minimum annual rentals. The total minimum rental commitments at December 31, 1998 are as follows:

During the year ending December 31 (in thousands):

1999                                                                     $ 1,298
2000                                                                       1,355
2001                                                                       1,318
2002                                                                       1,293
2003                                                                       1,263
Later years                                                               19,602
                                                                         -------

                                                                         $26,129
                                                                         =======

The total rental expense included in the income statements for the years ended December 31, 1998, 1997 and 1996 is $ 388,000, $ 347,000 and $ 360,000
respectively.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14
--------------------------------------------------------------------------------
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT (CONTINUED)

Commitments:

      At December 31, 1998, the Company has entered into agreements to purchase or lease properties for the purpose of opening new branch offices during 1999. The estimated cost to acquire and complete these projects, which will be capitalized as bank premises and equipment, is approximately $ 10,500,000 at December 31, 1998.

Contingencies:

      The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company's management, these suits are without merit and should not result in judgments which, in the aggregate, would have a material adverse effect on the Company's consolidated financial statements.

Subsequent event:

      Effective January 1, 1999, the Corporation merged Heritage National Bank with and into Berks County Bank, and then changed the entity's name to Main Street Bank. Main Street Bank will operate as a wholly-owned subsidiary of Main Street Bancorp, Inc. under a state bank charter, subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Bank.

15
--------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contractual amount of the Banks' financial instrument commitments at December 31, 1998 and 1997 is as follows (in thousands):

                                                            1998          1997
                                                          ----------------------

Commitments to grant loans                                $ 43,000      $ 18,000
Unfunded commitments under lines of credit                 117,000        68,000
Outstanding letters of credit                                7,000         5,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16
--------------------------------------------------------------------------------
CONCENTRATION OF CREDIT RISK

The Banks grant commercial, residential and consumer loans to customers primarily located in Berks, Bucks, Chester, Dauphin, Lehigh, Montgomery and Schuylkill Counties in Pennsylvania. The concentrations of credit by type of loan are set forth in Note 5. Although the Banks have a diversified loan portfolio, their debtors' ability to honor their contracts is influenced by the region's economy.

17
--------------------------------------------------------------------------------
TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

The Banks have had, and may be expected to have in the future, banking transactions in the ordinary course of business with their executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1998 and 1997, these persons were indebted to the Banks for loans totaling $ 7,468,000 and $ 4,709,000 respectively. During 1998, $ 10,965,000 of new loans were made and repayments totaled $ 8,206,000.

18
--------------------------------------------------------------------------------
REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

The Company and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its Bank subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Company and its bank subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notifications from the banking agencies categorized the bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks' category.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18
--------------------------------------------------------------------------------
REGULATORY MATTERS AND STOCKHOLDERS' EQUITY (CONTINUED)

The actual capital amounts and ratios are also presented in the table below:

                                                                                                     To Be Well
                                                                             For Capital          Capitalized Under
                                                                               Adequacy           Prompt Corrective
                                                       Actual                  Purposes           Action Provisions
                                              ---------------------------------------------------------------------
                                                Amount       Ratio       Amount        Ratio       Amount    Ratio
                                              ---------------------------------------------------------------------
                                                                       (Dollars In Thousands)
As of December 31, 1998:
  Total capital (to risk weighted assets):
      Company                                 $100,409       15.97%  $ >=50,285      >=8.00%            N/A
      Berks County Bank                         49,333       13.33     >=29,603      >=8.00    $ >=37,004  >=10.00%
      Heritage National Bank                    44,505       17.43     >=20,425      >=8.00      >=25,532  >=10.00
  Tier I capital (to risk weighted assets):
      Company                                   93,187       14.83     >=25,143      >=4.00             N/A
      Berks County Bank                         45,668       12.34     >=14,802      >=4.00      >=22,202  >=6.00
      Heritage National Bank                    41,309       16.18     >=10,213      >=4.00      >=15,319  >=6.00
  Tier I capital (to average assets):
      Company                                   93,187        8.70     >=42,852      >=4.00             N/A
      Berks County Bank                         45,668        7.15     >=25,563      >=4.00      >=31,954  >=5.00
      Heritage National Bank                    41,309        9.69     >=17,046      >=4.00      >=21,307  >=5.00

As of December 31, 1997:
  Total capital (to risk weighted assets):
      Company                                 $ 92,182       18.72%  $ >=39,394      >=8.00%            N/A
      Berks County Bank                         39,253       15.38     >=20,411      >=8.00    $ >=25,514  >=10.00%
      Heritage National Bank                    42,276       19.13     >=17,679      >=8.00      >=22,099  >=10.00
  Tier I capital (to risk weighted assets):
      Company                                   86,444       17.56     >=19,691      >=4.00             N/A
      Berks County Bank                         36,650       14.36     >=10,206      >=4.00      >=15,308  >=6.00
      Heritage National Bank                    39,510       17.88      >=8,839      >=4.00      >=13,258  >=6.00
  Tier I capital (to average assets):
      Company                                   86,444       10.93     >=31,635      >=4.00             N/A
      Berks County Bank                         36,650        8.33     >=17,591      >=4.00      >=21,989  >=5.00
      Heritage National Bank                    39,510       11.38     >=13,888      >=4.00      >=17,359  >=5.00

State and federal banking laws and regulations limit the amount of dividends that may be paid by the Bank subsidiaries to the Company. As of December 31, 1998, the Bank subsidiaries had retained earnings of approximately $ 26,040,000 available for payment of dividends to the Company. Under Federal Reserve Regulations, the Banks are limited as to the amount they may lend affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1998, the maximum amount available for transfer from the Banks to the Company in the form of loans approximated 10% of capital and surplus.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19
--------------------------------------------------------------------------------
EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                        Years Ended December 31,
                                                       1998      1997      1996
                                                     ---------------------------
                                                           (In Thousands)

Net income applicable to common stock                $11,743   $ 9,329   $ 6,883
                                                     ===========================

Weighted average common shares outstanding            10,358     9,185     8,345
Effect of dilutive securities, stock options             142       106        36
                                                     ---------------------------

Weighted average common shares outstanding used to
     calculate diluted earnings per share             10,500     9,291     8,381
                                                     ===========================

20
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 1998 and 1997:

      Cash, federal funds sold and interest-bearing deposits with banks:

            The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

      Securities:

            Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

      Loans receivable:

            For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

      Mortgage loans held for sale:

            The fair values of the Company's mortgages held for sale are based on quoted market prices of similar loans sold.

      Due from mortgage investors:

            The carrying amounts of due from mortgage investors approximate their fair values.

      Accrued interest receivable:

            The carrying amounts of accrued interest receivable approximate their fair value.

      Deposit liabilities:

            The fair value of demand deposits, savings accounts and certain money market accounts is the amount payable on demand at the reporting date. The carrying amounts for variable-rate fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. The fair value of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

      Accrued interest payable:

            The carrying amounts of accrued interest payable approximate their fair value.

      Other borrowed funds:

            The carrying amounts of short-term borrowings approximate their fair values.

      Long-term debt:

            The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

      Off-balance sheet instruments:

            The fair values of the Company's commitments to extend credit and outstanding letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair value of the Company's financial instruments at December 31, 1998 and 1997 were as follows:

                                                  1998                  1997
                                           ------------------------------------------
                                           Carrying  Estimated   Carrying  Estimated
                                            Amount   Fair Value  Amount    Fair Value
                                           ------------------------------------------
                                                         (In Thousands)
Financial Assets:
    Cash and due from banks                $ 28,710   $ 28,710   $ 24,918   $ 24,918
    Interest-bearing deposits with banks        336        336        200        200
    Federal funds sold                          470        470        470        470
    Securities                              534,551    534,551    280,020    280,875
    Loans receivable, net                   533,395    558,722    477,838    482,271
    Mortgage loans held for sale              5,069      5,069         --         --
    Due from mortgage investors              14,567     14,567      5,425      5,425
    Accrued interest receivable              10,202     10,202      5,825      5,825

Financial Liabilities:
    Deposits                                818,550    824,835    626,760    628,274
    Accrued interest payable                  2,731      2,731      2,347      2,347
    Other borrowed funds                     86,072     86,072     30,308     30,308
    Long-term debt                          135,000    134,339     54,450     54,305

Off-Balance Sheet Financial Instruments:
    Commitments to extend credit                 --         --         --         --
    Outstanding letters of credit                --         --         --         --

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21
--------------------------------------------------------------------------------
PARENT COMPANY ONLY FINANCIAL INFORMATION

                                 BALANCE SHEETS

--------------------------------------------------------------------------------
December 31,                                                 1998          1997
--------------------------------------------------------------------------------
                                                              (In Thousands)
              ASSETS
Cash                                                       $ 3,492       $ 7,484
Investment in subsidiaries:
     Banking subsidiaries                                   88,752        77,867
     Non-banking subsidiary                                    933            --
Securities available for sale                                  685         4,542
Other assets                                                 1,430           356
                                                           ---------------------

                                                           $95,292       $90,249
                                                           =====================
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                $   380       $ 1,529

Stockholders' equity                                        94,912        88,720
                                                           ---------------------

                                                           $95,292       $90,249
                                                           =====================

                              STATEMENTS OF INCOME

------------------------------------------------------------------------------------------
Years Ended December 31,                                    1998        1997        1996
------------------------------------------------------------------------------------------
                                                                   (In Thousands)
Dividend income:
  Banking subsidiaries                                    $  3,550    $  2,275    $  3,550
  Non-banking subsidiary                                     4,900          --          --
Interest and dividend income                                   474         318          36
Net realized gains on securities available for sale             --         180          --
Other income                                                   870          --          --
Other expenses                                              (3,247)       (140)        (77)
                                                          --------------------------------

     Income before income taxes (benefit) and equity in
         undistributed net income of subsidiaries            6,547       2,633       3,509

Income taxes (benefit)                                        (532)        103         (23)
                                                          --------------------------------

     Income before equity in undistributed net
         income of subsidiaries                              7,079       2,530       3,532
                                                          --------------------------------

Equity in undistributed net income (loss):
  Banking subsidiaries                                       6,464       6,799       3,351
  Non-banking subsidiary                                    (1,800)         --          --
                                                          --------------------------------

                                                             4,664       6,799       3,351
                                                          --------------------------------

     Net income                                           $ 11,743    $  9,329    $  6,883
                                                          ================================

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21
--------------------------------------------------------------------------------
PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                            STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                1998        1997        1996
                                                                      --------------------------------
                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $ 11,743    $  9,329    $  6,883
     Undistributed net income of subsidiaries                           (4,664)     (6,799)     (3,351)
     Net realized gains on sales of securities                              --        (180)         --
     Other                                                              (1,831)        407         187
                                                                      --------------------------------

              Net cash provided by operating activities                  5,248       2,757       3,719
                                                                      --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                             --        (856)       (184)
     Sales of securities available for sale                                100         247          --
     Additional investment in bank subsidiaries                         (5,000)    (15,500)         --
                                                                      --------------------------------

              Net cash used in investing activities                     (4,900)    (16,109)       (184)
                                                                      --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Pre-merger stock transactions of pooled entities                      464         (36)       (666)
     Net proceeds from stock offering of pooled entity                      --      20,869          --
     Proceeds from exercise of stock options                               342          --          --
     Cash payment for fractional shares in connection with dividend        (29)         --          --
     Cash dividends                                                     (5,117)     (3,123)     (2,456)
                                                                      --------------------------------

              Net cash provided by (used in) financing activities       (4,340)     17,710      (3,122)
                                                                      --------------------------------

              Net increase (decrease) in cash                           (3,992)      4,358         413

Cash:
     Beginning                                                           7,484       3,126       2,713
                                                                      --------------------------------

     Ending                                                           $  3,492    $  7,484    $  3,126
                                                                      ================================

Quarterly Results of Operations
(Unaudited)

                                                Quarter Ended
                                --------------------------------------------
                    1998          March       June      September   December
                    ----            31         30          30          31
                                --------------------------------------------
                                   (in thousands, except per share data)
Interest income                 $ 15,008    $ 15,527    $ 16,536    $ 18,648
Interest expense                  (7,247)     (7,515)     (8,280)    (10,222)
                                --------------------------------------------
   Net interest income             7,761       8,012       8,256       8,426
Provision for loan losses           (235)       (250)     (1,725)         --
Securities gains                   1,682         468       1,723         456
Other income                       1,222       1,377       1,434       1,939
Other expenses                    (5,242)     (7,749)     (5,986)     (6,115)
                                --------------------------------------------
   Income before income taxes      5,188       1,858       3,702       4,706
Income taxes                      (1,473)       (478)       (574)     (1,186)
                                --------------------------------------------

   Net income                   $  3,715    $  1,380    $  3,128    $  3,520
                                ============================================
   Earnings per share:
      Basic                     $   0.36    $   0.13    $   0.30    $   0.34
                                ============================================
      Diluted                   $   0.35    $   0.13    $   0.30    $   0.34
                                ============================================

                                                Quarter Ended
                                --------------------------------------------
                    1997          March       June      September   December
                    ----            31         30          30          31
                                --------------------------------------------
                                   (in thousands, except per share data)
Interest income                 $ 12,213    $ 13,068    $ 14,185    $ 14,997
Interest expense                  (5,745)     (6,247)     (6,742)     (7,244)
                                --------------------------------------------
   Net interest income             6,468       6,821       7,443       7,753
Provision for loan losses           (286)       (306)       (315)       (233)
Securities gains                     128           8          10         211
Other income                         886       1,017       1,082       1,193
Other expenses                    (4,701)     (4,768)     (4,694)     (5,071)
                                --------------------------------------------
   Income before income taxes      2,495       2,772       3,526       3,853
Income taxes                        (650)       (738)       (904)     (1,025)
                                --------------------------------------------

   Net income                   $  1,845    $  2,034    $  2,622    $  2,828
                                ============================================
   Earnings per share:
      Basic                     $   0.22    $   0.24    $   0.27    $   0.29
                                ============================================
      Diluted                   $   0.22    $   0.24    $   0.27    $   0.27
                                ============================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information relating to the directors and executive officers is incorporated herein by reference to the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement"). Pursuant to Securities and Exchange Commission regulations, the Company is required to identify the names of persons who failed to file or filed a late report required under Section 16(a) of the Exchange Act of 1934, as amended. Generally, the reporting regulations under Section 16(a) require directors and executive officers to report changes in their ownership in the Company's stock. Based on the Company's review of copies of such reports received or written representations from certain directors and executive officers, the Company believes that, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and control persons were complied with.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV ITEM 14. EXHIBITS

a.(1) Exhibits

      The following exhibits are filed herewith or incorporated by reference herein as part of this Annual Report:

      3.1 Articles of Incorporation of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

      3.2 Bylaws of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.2 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

      10.1 Executive Employment Agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Berks County Bank and Nelson R. Oswald, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      10.2 Executive Employment Agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Heritage National Bank and Allen E. Kiefer, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      10.3 Executive Employment Agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Heritage National Bank and Richard A. Ketner, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      10.4 Change of control agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Berks County Bank and Steven A. Ehrlich, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      10.5 Change of control agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Berks County Bank and Norman E. Heilenman, incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      21.1 List of Subsidiaries of the Company Financial Services Corporation, included herein.

      23.1  Consent of Beard & Company, Inc., independent auditors.

      27.1  Financial Data Schedule.

a.(2) Financial Statement Schedules

            None.

a.(3) Reports on Form 8-K

            None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MAIN STREET BANCORP, INC.

                            By: /s/ Nelson R. Oswald
                                -----------------------------
                                Nelson R. Oswald
                                CEO and Chairman of the Board

March 23, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                   Date
          ---------                          -----                   ----

/s/ Nelson R. Oswald                 Director and Chairman      March 23, 1998
-------------------------            of the Board and
Nelson R. Oswald                     CEO (Principal
                                     Executive Officer)

/s/ Robert D. McHugh, Jr.            Executive V.P./            March 23, 1998
-------------------------            Treasurer (Principal
Robert D. McHugh, Jr.                Financial Officer)

/s/ Donna L. Rickert                 Sr. V.P./Controller        March 23, 1998
-------------------------            (Principal Accounting
Donna L. Rickert, C.P.A.             Officer)

/s/ Richard D. Biever                Director and Secretary     March 23, 1998
-------------------------
Richard D. Biever

/s/ Edward J. Edwards                Director                   March 23, 1998
-------------------------
Edward J. Edwards

/s/ Albert L. Evans                  Director                   March 23, 1998
-------------------------
Albert L. Evans

                                     Director                   March 23, 1998
-------------------------
Richard T. Fenstermacher

/s/ Ivan H. Gordon                   Director                   March 23, 1998
-------------------------

Ivan H. Gordon

/s/ Frederick A. Gosch               Director                   March 23, 1998
-------------------------
Frederick A. Gosch

/s/ Jeffrey W. Hayes                 Director                   March 23, 1998
-------------------------
Jeffrey W. Hayes

/s/ Allen E. Kiefer                  Director, C0O and          March 23, 1998
-------------------------
Allen E. Kiefer                      President

/s/ Alfred B. Mast                   Director                   March 23, 1998
-------------------------
Alfred B. Mast

/s/ Wesley R. Pace                   Director                   March 23, 1998
-------------------------
Wesley R. Pace

/s/ Joseph P. Schlitzer              Director                   March 23, 1998
-------------------------
Joseph P. Schlitzer

/s/ Floyd S. Weber                   Director                   March 23, 1998
-------------------------
Floyd S. Weber

                                INDEX TO EXHIBITS

Exhibit
Number

      3.1 Articles of Incorporation of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

      3.2 Bylaws of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.2 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

      10.1 Executive Employment Agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Berks County Bank and Nelson R. Oswald, incorporated herein by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

      10.2 Executive Employment Agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Heritage National Bank and Allen E. Kiefer, incorporated herein by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

      10.3 Executive Employment Agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Heritage National Bank and Richard A. Ketner, incorporated herein by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

      10.4 Change of control agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Berks County Bank and Steven A. Ehrlich, incorporated herein by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

      10.5 Change of control agreement, dated May 1, 1998, among Main Street Bancorp, Inc., Berks County Bank and Norman E. Heilenman, incorporated herein by reference to Exhibit 10.5 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

      21.1 List of Subsidiaries of the Company Financial Services Corporation, included herein.

      23.1 Consent of Beard & Company, Inc., independent auditors, included herein.

      27.1  Financial Data Schedule