Form 10-Q
period 1999-03-31
MAIN STREET BANCORP INC
filed 1999-05-13
CIK 1060558

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
      March 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                                                   As of April 30, 1999
COMMON STOCK ($1.00 Par Value)                    10,404,449
(Title of Class)                             (Outstanding Shares)

                          MAIN STREET BANCORP, INC.

                                  FORM 10-Q

For the Quarter Ended March 31, 1999

                                  Contents
                                                         Page No.
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
            March 31, 1999 and December 31,1998                       2

            Consolidated Statements of Income for
            Three Month Periods ended March 31, 1999
            and 1998                                                  4

            Consolidated Statement of Stockholders'
            Equity for the Three-Month Period Ended
            March 31, 1999                                            6

            Consolidated Statements of Cash Flows for
            the Three-Month Periods Ended March 31,
            1999 and 1998                                             7

            Notes to Consolidated Financial Statements                9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                               12

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                        18
Item 2.     Changes in Securities                                    18
Item 3.     Defaults Upon Senior Securities                          18
Item 4.     Submission of Matters to a Vote of Security
            Holders                                                  18
Item 5.     Other Information                                        18
Item 6.     Exhibits and Reports on Form 8-K                         20

            Main Street Bancorp, Inc. (the Company) may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the private Securities Litigation Reform Act of 1995.

            These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

            The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                          MAIN STREET BANCORP, INC.
                              AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Unaudited)

                                         March 31,   December 31,
                                          1999          1998
                                             (In thousands,
                                           except share data)
ASSETS
Cash and due from banks                 $   25,632    $   28,710
Interest-bearing deposits with banks           700           336
Federal funds sold                             470           470
Securities available for sale              571,382       534,526
Securities held to maturity, fair
  value March 31, 1999 $72,094;
  December 31, 1998 $25                     74,390            25
Loans receivable, net of allowance
  for loan losses March 31, 1999
  $7,252; December 31, 1998 $7,222         559,935       533,395
Mortgages held for sale                      5,122         5,069
Due from mortgage investors                  3,995        14,567
Bank premises and equipment, net            28,072        25,717
Prepaid expenses and other assets           20,975        15,726

        TOTAL ASSETS                    $1,290,673    $1,158,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand, non-interest bearing        $  100,226    $  102,432
      Demand, interest bearing              93,961        68,116
      Savings                              327,651       326,749
      Time deposits                        344,234       321,253

        TOTAL DEPOSITS                     866,072       818,550

   Accrued interest payable and
     other liabilities                      11,794        24,007
   Other borrowed funds                    174,896        86,072
   Long-term debt                          145,000       135,000

        TOTAL LIABILITIES                1,197,762     1,063,629

 Stockholders' equity:
   Common stock, par value $1.00 per
     share; authorized 50,000,000
     shares; issued and outstanding
     March 31, 1999 10,397,360
     shares; December 31, 1998
     10,388,443 shares                      10,397        10,388
   Surplus                                  64,182        64,134
   Retained earnings                        20,503        19,227
   Accumulated other comprehensive  <PAGE 2>
     income                                 (2,171)        1,163

        TOTAL STOCKHOLDERS' EQUITY          92,911        94,912

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $1,290,673    $1,158,541

See Notes to Consolidated Financial Statements

                          MAIN STREET BANCORP, INC.
                              AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                     For the Three Months Ended
                                  March 31, 1999   March 31, 1998
                                           (In thousands,
                                       except per share data)
Interest income:
  Loan receivable, including fees    $11,454           $10,582
  Interest and dividends on
    securities:
    Taxable                            4,984             3,589
    Tax-exempt                         3,232               796
  Other                                    9                11

      Total interest income           19,679            14,978

Interest expense:
  Deposits                             7,700             6,014
  Other borrowed funds                 1,731               482
  Long-term debt                       1,633               751

      Total interest expense          11,064             7,247

      Net interest income              8,615             7,731
 Provision for loan losses               300               235

      Net interest income after
        provision for loan losses      8,315             7,496

Other income:
  Income from fiduciary activities       283               224
  Customer service fees                  662               574
  Mortgage banking activities            456               362
  Net realized gains (losses) on
    sale of securities                    (2)            1,682
  Other                                  186                92

      Total other income               1,585             2,934

Other expenses:
  Salaries and wages                   2,975             2,284
  Employee benefits                      737               546
  Occupancy                              753               420
  Equipment depreciation and
    maintenance                          491               340
  Other                                2,190             1,652

      Total other expenses             7,146             5,242

      Income before income taxes       2,754             5,188

Federal income taxes                      23             1,473
<PAGE 4>

   Net Income                        $ 2,731           $ 3,715

   Basic earnings per share          $  0.26           $  0.36

   Diluted earnings per share        $  0.26           $  0.35

See Notes to Consolidated Financial Statements

                         MAIN STREET BANCORP, INC.
                              AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended March 31, 1999

                           Number of                                    Accumulated
                             Shares                                        Other
                             Common      Common             Retained   Comprehensive
                             Stock       Stock    Surplus   Earnings       Income        Total
Balance, December 31,
  1998                    $10,388,443   $10,388   $64,134   $19,227       $ 1,163      $94,912
  Comprehensive income         -           -         -                        -
  Net income                   -           -         -        2,731           -          2,731
    Change in net
    unrealized gains
    (losses) on
    securities available
    for sale                   -           -         -           -         (3,334)      (3,334)

      Total comprehensive
        income                                                                            (603)

  Issuance of common stock
    upon exercise of stock
    options                     8,917         9        48        -            -             57
  Cash dividends declared          --        --        --     (1,455)          --       (1,455)

Balance March 31, 1999    $10,397,360   $10,397   $64,182    $20,503      $(2,171)     $92,911

See Notes to Consolidated Financial Statements

                          MAIN STREET BANCORP, INC.
                              AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                     For the Three Months Ended
                                   March 31, 1999   March 31,1998
                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                           $   2,731        $  3,715
Adjustments to reconcile net income
  to net cash provided by (used in)
    operating activities:
    Provision for loan and
      foreclosed real estate losses        300             258
    Provision for depreciation and
      amortization                         458             309
    (Gain) Loss on sale of equipment
      and foreclosed real estate            17              (9)
    Net realized (gain) loss on sale
      of securities                          2          (1,682)
    Provision for deferred income
      taxes                                 --            (119)
    Proceeds from sale of mortgage
      loans                             27,160          21,903
    Net (gain) loss on sale of
      mortgage loans                        (1)            (23)
    Mortgage loans originated for
      sale                             (27,159)        (21,877)
    Net (amortization) of security
      premiums and discounts               190             253
    (Increase) decrease in:
       Due from mortgage investors      10,572          (1,831)
       Accrued interest receivable
         and other assets               (3,417)          1,207
    Increase in accrued interest
      payable and other liabilities        440           1,302

        Net cash provided by
          operating activities          11,293           3,406

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities
    available for sale                  16,549           3,364
  Proceeds from maturities of and
    principal repayments on
    securities available for sale       13,657          11,583
  Proceeds from maturities and
    calls of securities held to
    maturity                                --           4,250
  Purchases of securities available
    for sale                           (89,531)        (15,992)
  Purchases of securities held to  <PAGE 7>
    maturity                           (69,797)        (13,184)
  (Increase) Decrease in interest-
    bearing deposits with banks           (364)            141
  (Increase) Decrease in federal
     funds sold                             --              --
  Loans made to customers, net of
    principal collected                (27,230)        (28,143)
  Proceeds from sales of
    foreclosed real estate                 222             313
  Proceeds from sales of bank
    premises and equipment                   8              --
  Purchases of premises and
    equipment                           (2,833)         (3,315)

        Net cash used in
          investing activities        (159,319)        (40,983)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand and
    savings deposits                    24,541          24,991
  Net increase in time deposits         22,981          10,029
  Proceeds from (repayment of)
    other borrowed funds                88,824           2,737
  Proceeds from long term borrowings    15,000              --
  Principal payments of long-term
    borrowings                          (5,000)             --
  Proceeds from exercise of stock
    options                                 57              --
  Pre-merger stock transactions of
    pooled entity                           --             327
  Cash dividends paid                   (1,455)         (1,225)

        Net cash provided by
          financing activities         144,948          36,859

  Decrease in cash and due from
    banks                               (3,078)           (718)

Cash and due from banks:

  Beginning                             28,710          24,918

  Ending                             $  25,632        $ 24,200

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash payments for:
    Interest                         $  10,579        $  7,344

    Income taxes                     $     500        $  1,110

See Notes To Consolidated Financial Statements

                 MAIN STREET BANCORP, INC. AND SUBSIDIARIES
           NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

On May 1, 1998, the Company was formed upon the completion of a merger of equals between BCB Financial Services Corporation ("BCB") and Heritage Bancorp, Inc. ("Heritage"). The Company issued approximately 9,680,000 shares of common stock to the stockholders of BCB and Heritage. BCB stockholders received
1.3335 shares of the Company's common stock for each outstanding share and Heritage stockholders received 1.05 shares of the Company's common stock for each outstanding share. Cash was paid for fractional share interests. The merger was accounted for as a pooling of interests by the Company. Merger costs of approximately $1,963,000, consisting primarily of professional fees and related transaction costs, have been expensed in connection with the merger.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Main Street Bank (the "Bank") and MBNK Investment Company. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results of the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                         Three Months Ended
                                  March 31, 1999   March 31, 1998

Numerator, net income               $ 2,731,000      $ 3,715,000

Denominator:
  Denominator for basic earnings
    per share, weighted average
    shares                           10,394,441       10,321,231

  Effect of dilutive securities,
    stock options                       289,949          153,038
  <PAGE 9>
    Denominator for diluted
      earnings per share,
      weighted average shares
      and assumed conversions        10,684,390       10,474,269

   Basic earnings per common
     share                          $      0.26      $      0.36

   Diluted earnings per common
     share                          $      0.26      $      0.35

COMPREHENSIVE INCOME

The only comprehensive income item that the Company presently has is unrealized gains (losses) on securities available for sale.
The unrealized gains (losses) on securities available for sale are as follows:

                                     For the Three Months Ended
                                  March 31, 1999   March 31, 1998
Unrealized holding gains (losses)
  arising during the period:
  Before tax amount                  $(5,131)          $(320)
  Tax (expense) benefit                1,795             109

    Net of tax amount                 (3,336)           (211)

Less reclassification adjustment
  for gains (losses) included
  in net income:
  Before tax amount                       (2)             --
  Tax (expense) benefit                   --              --

    Net of tax amount                     (2)             --

Net unrealized gains (losses):
  Before tax amount                   (5,129)           (320)
  Tax (expense) benefit                1,795             109

    Net of tax amount                $(3,334)          $(211)

OTHER EXPENSES

The following represents the most significant categories of other expenses for the three months ended March 31:

                                                   1999     1998
                                                  (In Thousands)

   Advertising                                    $  300   $  272
   Data processing and MAC fees                      328      264
   Office supplies and expenses                      432      283
   Professional fees                                 210      196
   All other expenses                                920      637
                                                  $2,190   $1,652
<PAGE 10>

ACCOUNTING POLICIES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for the Bank January 1, 2000. Management expects this Statement will have no impact on the Bank, as presently no derivative instruments are held.

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of Main Street Bancorp, Inc. (the "Company") with a primary focus on an analysis of operating results.

                       FINANCIAL CONDITION HIGHLIGHTS

            Total assets increased to $1.29 billion at March 31, 1999, compared to $1.16 billion at December 31, 1998, an increase of $130.0 million, or 11.2%. This increase was primarily reflected in securities and deposits.

            Securities increased $111.2 million, or 20.8%, to $645.8 million at March 31, 1999 when compared to $534.6 million at December 31, 1998. The increase is due to the purchase of $159.3 million in securities, offset by the securities sales and maturities of $30.2 million. The Company elected to increase its securities portfolio as part of a program to leverage the balance sheet and increase earnings. Securities purchased were funded primarily with short term Federal Home Loan Bank advances. The Company plans to replace most of these borrowings with lower-cost deposits expected to be gathered from branch expansion plans. Nearly the entire bond securities portfolio is rated AAA by either Standard & Poor or Moodys. There were no derivatives held at March 31, 1999 and no investments in hedge funds. Securities held were primarily government agencies, municipalities, or bank stocks at March 31, 1999.

            Loans receivable, net of allowance for loan losses of $7.3 million at March 31, 1999 and $7.2 million at December 31, 1998, increased to $559.9 million at March 31, 1999 from $533.4 million at December 31, 1998. The increase of
$26.5 million, or 5.0%, was primarily due to an increase in commercial loans. During the first quarter of 1999, the Company provided for $0.3 million in loan losses. See "Provision for Loan Losses" for a further discussion of the increase.

            Amounts due from mortgage investors decreased from $14.6 million at December 31, 1998 to $4.0 million at March 31, 1999. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for investors for periods ranging from three to twenty-one days.

            Bank premises and equipment, net of accumulated depreciation, increased from $25.7 million at December 31, 1998 to $28.1 million at March 31, 1999. This increase was mostly attributable to the purchase of various furniture, fixtures and equipment for the twenty-three branches expected to open by the end of the third quarter of 1999. <PAGE 12>

            Total deposits, the primary source of funds, increased $47.5 million to $866.1 million at March 31, 1999 compared to $818.6 million at December 31, 1998, an increase of 5.8%. The increase in deposits was primarily in interest-bearing checking and savings. Interest-bearing checking and savings increased from $394.9 million at December 31, 1998 to $421.6 million at March 31, 1999, an increase of $26.7 million, or 6.8%. Total time deposits increased $22.9 million, or 7.1%, to $344.2 million at March 31, 1999 compared to $321.3 million at December 31,
1998.

            Other liabilities decreased $12.2 million, or 50.8%, from $24.0 million at December 31, 1998 to $11.8 million at March 31, 1999. At December 31, 1998, the Company was required to record $11.8 million in securities that were traded but had not yet settled.

            Other borrowed funds and long-term debt increased $98.8 million, or 44.7%, from $221.1 million at December 31, 1998 to $319.9 million at March 31, 1999. The increase in other borrowed funds and long-term debt was used to fund security purchases. The Company elected to purchase securities ahead of the in-flow of deposits expected to occur in 1999 from the addition of 23 new branches, because, in 1999, deposit growth is expected to outpace loan growth.

            Stockholders' equity decreased $2.0 million, or 2.1%, from $94.9 million at December 31, 1998 to $92.9 million at March 31, 1999. The decrease was primarily due to the change in net appreciation (depreciation) on securities available for sale. At December 31, 1998, the Company had $1.2 million appreciation and at March 31, 1999, the Company had ($2.2) million depreciation on securities available for sale. The change occurred because of the general increase in interest rates during that period.

                            RESULTS OF OPERATIONS

Overview

            Net income for the first three months of 1999 was $2.7 million compared to $3.7 million for the first three months of 1998. Excluding gain on sale of securities during the first quarter of 1998, net income would have been $2.6 million. First quarter 1999 net income exceeded 1998's first quarter net income -- exclusive of gains on securities sales -- by 3.8%. On a per share basis, basic and diluted earnings were $0.26 and $0.25 for the first three months of 1999 and 1998, respectively, excluding security gains. Including the security gains, basic and diluted earnings per share were $0.36 and $0.35, respectively, for the first three months of 1998.
  <PAGE 13>
Net Interest Income

            Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For the first quarter of 1999, net interest income on a tax-equivalent basis, increased
$1.9 million, or 23.8%, to $9.9 million from $8.0 million for the first quarter of 1998. The increase in net interest income was primarily due to an increase in average-earning assets of $357.8 million, or 46.1%, for the first quarter of 1999 compared to the first quarter of 1998. Average securities increased from $280.2 million at March 31, 1998 to $578.2 million at March 31, 1999. As mentioned above, the Company elected to purchase securities with FHLB borrowings and plans to use the deposits that will be received from the new branch openings to replace overnight borrowings. Average interest-bearing liabilities increased $357.9 million to $1.01 billion for the first quarter of 1999 compared to $649.7 million for the first quarter of 1998. For the first quarter of 1999, the average rate paid on interest-bearing liabilities was 4.45% compared to 4.53% for the first quarter of 1998. The decrease was mostly due to the lowering of the money market rate to 3.50% APY (annual percentage yield) and to the lower rate paid on other borrowed funds and long-term debt.

            Net interest margin decreased 63 basis points from 4.18% in the first quarter of 1998 to 3.55% in the first quarter of 1999, calculated on a tax-equivalent basis. Net interest margin primarily decreased due to a decrease in the average yield earned on securities, that resulted from the substantial increase in securities in 1998 and 1999 at yields below the average earning asset yield and also to a decrease in the average yield earned on loans due to the prime rate dropping 75 basis points in late 1998.

Provision For Loan Losses

            The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $0.3 million for the first three months of 1999 compared to $0.2 million for the first three months of 1998. The allowance for loan losses to non-performing loans was 97.9% at March 31, 1999 compared to 82.7% at December 31, 1998.
  <PAGE 14>
Other Income

            Other income decreased $1.3 million, or 44.8%, from $2.9 million for the first three months of 1998 to $1.6 million for the first three months of 1999. The first quarter of 1998 had realized gains on sale of securities of $1.7 million. Excluding these gains, other income increased $0.4 million, or 33.3%. In 1998, management elected to sell some of its available-for-sale equity securities of Pennsylvania banks in order to provide additional revenue to help offset certain one-time expenses that occurred in the second quarter of 1998. These one-time expenses included $1.9 million of merger related costs, and approximately $0.2 million of facilities expenses related to the acquisition and relocation to the Company's new office at 601 Penn Street, Reading, PA.

            Income from mortgage banking activities increased $0.1 million, or 25.0%, to $0.5 million during the first three months of 1999 compared to $0.4 million for the first three months of 1998. Mortgage banking income represents income generated from the mortgages temporarily funded for mortgage investors. Customers services fees increased $0.1 million, or 16.7%, to $0.7 million during the first three months of 1999 compared to $0.6 million for the first three months of 1998. Customer service fees consist of charges for overdrafts and NSF (non-sufficient funds), safe deposit rentals, ATM and other services that are primary deposit driven.

Other Expenses

            Total other expenses increased $1.9 million, or 36.5% to $7.1 million for the first three months of 1999 compared to $5.2 million for the first three months of 1998.

            Salaries, wages and employee benefits increased
$0.9 million, or 32.1%, from $2.8 million for the three months ended March 31, 1998, to $3.7 million for the first three months of 1999. Salaries, wages and employee benefits increased due to the growth of the Company and also to hiring of staff at two new locations in Berks County -- Reading Airport and Reiffton. The Company also began to hire for the management positions in the new market areas of Lehigh, Bucks, and Chester Counties.

            Occupancy expense increased $0.4 million, or 100.00%, to $0.8 million for the first three months of 1999 compared to $0.4 million for the first three months of 1998. The increase was due to lease payments commencing on 17 branches on March 1, 1999 and also due to expenses related to occupying the new headquarters at the Berks County Bank Building. The Company moved into the new headquarters in April of 1998 and prior to that, had minimal costs to maintain the building.

            Other operating expenses increased $0.5 million, or 29.4%, to $2.2 million for the first three months of 1999, compared to $1.7 million for the first three months of 1998. The
<PAGE 15> increase in other expenses occurred in advertising, data processing and MAC fees, professional fees, office supplies and expenses, and other loan expenses. Advertising increased $28,000 to $300,000 for the first three months of 1999 compared to $272,000 for the first three months of 1998. The increase from last year was due to advertising and marketing in conjunction with the opening of the Reading Airport and Reiffton branches in the first quarter of 1999. Data processing and MAC fees increased $64,000, or 24.2%, from $264,000 in the first three months of 1998 to $328,000 in the first three months of 1999. The increase was a result of increased volume in credit card processing/ATM processing. Professional fees increased $14,000, or 7.1% for the three months ended March 31, 1999 compared to the same period in 1998. Office supplies and expenses increased $149,000, or 52.7%, to $432,000 for the first three months of 1999 compared to $283,000 for the same period in 1998. The increase was due to supplies necessary to support the Company's growth and the two new branches as well as increased postage as a result of an increase in mailings of statements, notices, etc. Other loan expenses increased $91,000, or 233.3%, to $130,000 for the first three months of 1999 compared to $39,000 for the first three months of 1998. This increase was due to one-time adjustments to related liability accounts.

Federal Income Taxes

            The provision for federal income taxes was $23,000 for the first three months of 1999 compared to $1.5 million for the first three months of 1998. The effective tax rate for the first three months of 1999 was 0.8% versus 28.4% for the first three months of 1998. The decrease in 1999's effective tax rate from the statutory tax rate of 35% and from 1998's effective tax rate was due to the significant amount of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans.

Asset Quality

            Non-performing assets as a percentage of total assets decreased slightly -- from 0.75% at December 31, 1998 compared to 0.61% at March 31, 1999. Non-performing assets decreased from $8.7 million at December 31, 1998 to $7.9 million at March 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 86.7% at December 31, 1998 compared to 97.9% at March 31, 1999. Non-performing loans are comprised of non-accrual loans, accruing loans that are 90 days or more past due.

            Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at March 31, 1999. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.
  <PAGE 16>
Capital

            The Company's Tier 1 capital to risk-weighted assets ratio at March 31, 1999 was 13.79% compared to 14.83% at December 31, 1998. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at March 31, 1999 was 14.84% compared to 15.97% at December 31, 1998. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At March 31, 1999, the Company's leverage ratio was 7.93% versus 8.70% at December 31, 1998. The Company is categorized as "well capitalized" under applicable Federal regulations.

Liquidity

            Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by available-for-sale securities, cash and amounts due from banks, interest-bearing deposits with banks, and Federal funds sold.

            These liquid assets totaled $511.5 million at March 31, 1999 compared to $491.7 million at December 31, 1998. Maturing and repaying loans are another source of asset liquidity. At
March 31, 1999, the Company estimated that an additional
$124.2 million of loans will mature or reprice in the next six-month period ended September 30, 1999.

            Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds or utilizing the facilities of the Federal Reserve System or the FHLB System. The Bank utilizes a variety of these methods of liability liquidity. At March 31, 1999, the Bank had approximately $108.4 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $152.2 million at December 31, 1998. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

                                   PART II

Item 1.     Legal Proceedings - None

Item 2.     Change in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders -
            None

Item 5.     Other Information

Year 2000 Computer Issues

            The Year 2000 (Y2K) poses not just technology issues, but provides an enterprise-wide challenge, not only for the Company, but for all businesses. Senior management and the Board of Directors of the Company have been actively involved in the planning, allocating of resources and monitoring the progress to evaluate and implement corrective actions to assure Y2K readiness. The Company has named the Senior Vice President of Operations as the Y2K officer to oversee the project. The Y2K officer reports to the Board on a quarterly basis and to Senior Management on a monthly basis. Remediation and testing have been completed to ensure that the Company's computer systems will operate in the Year 2000. The Company's software systems are products provided by software vendors, and are not developed in-house. The Company has contacted and is working closely with its vendors to ensure readiness. Many noncomputer systems include embedded technology, such as micro controllers. The Company is also reviewing our noncomputer systems, looking for any that could be affected by Y2K. As part of the planning process, the Company has also developed contingency plans that will provide alternative methods of doing business, should it be necessary.

            The IBM AS400 computer processes the daily transactions and is the recordkeeping system for our customer's loan and deposit accounts and the Company's general ledger system. The Company's IBM AS400 computer is Y2K compliant, and both the hardware and operating software were tested in July of 1998. The banking software package, Peerless 21 was tested successfully for Y2K compliance by December 31, 1998. Another important area is the Company's PC network. The Company has upgraded or replaced PC's that are not Y2K compliant. Testing was complete by December 31, 1998 on the Company's PC network and other systems that are vital to the successful continuance of the Company's business.

            The overall Y2K compliance plan consists of five phases: awareness, assessment, plan development, testing and implementation. Systems were also assigned a level of importance to the daily functioning of the Company: mission critical, need
<PAGE 18> but not mission critical, and can use but can do
without.  All five phases are complete for all systems.

      The Company has experienced considerable growth in recent years, which independent of the Y2K issue, has created the need to upgrade some hardware and software. Therefore, it is difficult to isolate expenses and capital investments that have been implemented or accelerated for Y2K from normal business replacement and time spent by the Company personnel working on Y2K issues. Costs, to date which include capital expenditures, are currently estimated at $60,000 (excluding personnel costs), and are not considered material to any one fiscal period. The Company has compiled an estimate of future remediation costs to be $100,000. Should the Company have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material.

            Three federal agencies share responsibility for supervising efforts by banks regarding the Y2K date change. The agencies are conducting special examinations to make sure that the insured banks and savings associations are taking the necessary steps to get ready for Y2K and are closely monitoring their progress in completing critical steps required by their Y2K plans. The Company's progress and plan is subject to review and examination by the Federal Reserve. Our banking application software vendor is also subject to examination by these agencies to evaluate their Y2K remediation process, the results of which have been released to this Company for our review.

            The Company's bank subsidiary has many customers and through the use of questionnaires and our calling officers, the Company is looking at our larger customers to determine their potential Y2K risk. No individual customer is significant enough to materially impact the financial position of the Company. However, one concern is that the credit risk association with lending may increase to the extent that our borrowers or their suppliers or clients may not adequately address Y2K issues. As a result, problem loans and losses could increase in the years following. Due to the uncertainties involved, it is not possible to quantify potential losses due to Y2K, if any, at this time.

            Senior management has developed a contingency plan to provide operating alternatives for continuation of services to the Company's customers in the event of systems or communication failures at the beginning of the Year 2000. Based on planning during development of the contingency plan, management believes that the Company will be able to continue to operate in the Year 2000 even if some systems fail. In a worst case scenario, due to the size of the Company, we believe that we would be able to operate in a manual mode until normal operations could be restored. This procedure could require changing of schedules and significant hiring of temporary staff, which would increase cost of operations. If this procedure were to continue for any
<PAGE 19> extended period of time, or if we ultimately had to change our banking application software vendor, the cost could be material.

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

Affiliations and Openings

            On March 22, 1999, the Company announced the opening of Main Street Agency which will provide Title Insurance and settlement services. Main Street Agency is a limited partnership between Main Street Bancorp, Inc. and T.A. Title Insurance
Company.

            On January 11, 1999, the Company opened its eighth loan production office in Clarks Summit, Lackawanna County, PA. On
March 15, 1999 the Company opened its ninth loan production office in Bloomsburg, Columbia County, PA.

            On January 29, 1999, the Company commenced its third mortgage joint venture with Berkshire Real Estate. Net Mortgage Company is authorized to engage in full service mortgage banking in Pennsylvania. Net Mortgage Company will originate loans that will be separately underwritten and funded by the Bank.

Item 6.   Exhibits and Reports on Form 8 - K

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

                27.    Financial Data Schedule.
  <PAGE 20>
            (b)  Reports on Form 8 - K - None

                                 SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAIN STREET BANCORP, INC.

                                   (Registrant)

May 13, 1999                       /s/Robert D. McHugh, Jr.
                                   Robert D. McHugh, Jr.,
                                   Executive Vice President and
                                   Treasurer


                                   /s/Donna L. Rickert
                                   Donna L. Rickert, CPA
                                   Senior Vice President and
                                   Controller (Principal Accounting
                                   Officer)

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

    27.          Financial Data Schedule.  <PAGE 23>