Form 10-Q
period 1999-06-30
MAIN STREET BANCORP INC
filed 1999-08-13
CIK 1060558

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
      June 30, 1999.

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

               Number of Shares Outstanding as of July 31, 1999

COMMON STOCK ($1.00 Par Value)                    10,413,601
     (Title of Class)                        (Outstanding Shares)
  <PAGE 1>
                           MAIN STREET BANCORP, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1999

                                   Contents

PART I      FINANCIAL INFORMATION                                 Page No.

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
            June 30, 1999 and December 31,1998                           4

            Consolidated Statements of Income for
            Three and Six Month Periods ended
            June 30, 1999 and 1998                                       5

            Consolidated Statement of Stockholders'
            Equity for the Six Month Period
            Ended June 30, 1999                                          6

            Consolidated Statements of Cash Flows for
            the Six Month Periods Ended June 30, 1999
            and 1998                                                     7

            Notes to Consolidated Financial Statements                   9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               13

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                           20

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                           21

Item 2.     Changes in Securities                                       21

Item 3.     Defaults Upon Senior Securities                             21

Item 4.     Submission of Matters to a Vote of Security
            Holders                                                     21

Item 5.     Other Information                                           22

Item 6.     Exhibits and Reports on Form 8-K                            24
  <PAGE 2>
      Main Street Bancorp, Inc. (the Company) may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form
10-Q and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the private Securities Litigation Reform
Act of 1995.

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

      The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.
  <PAGE 3>
MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
                                                          June 30,             December 31,
                                                            1999                   1998
                                                       (In thousands, except share data)
Cash and due from banks                                  $   33,475              $   28,710
Interest-bearing deposits with banks                          3,437                     336
Federal funds sold                                              470                     470
Securities available for sale                               394,551                 534,526
Securities held to maturity, fair value June 30,
  1999 $210,364; December 31, 1998 $25                      222,364                      25
Loans receivable, net of allowance for loan losses
  June 30, 1999 $6,950; December 31, 1998 $7,222            579,882                 533,395
Mortgages held for sale                                       4,757                   5,069
Due from mortgage investors                                   5,702                  14,567

Bank premises and equipment, net                             31,594                  25,717
Prepaid expenses and other assets                            30,664                  15,726

  TOTAL ASSETS                                           $1,306,896              $1,158,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand, non-interest bearing                         $  106,862              $  102,432
    Demand, interest bearing                                116,951                  68,116
    Savings                                                 330,771                 326,749
    Time deposits                                           351,325                 321,253

      TOTAL DEPOSITS                                        905,909                 818,550

  Accrued interest payable and other liabilities              9,739                  24,007
  Other borrowed funds                                      218,712                  86,072
  Long-term debt                                             85,000                 135,000

      TOTAL LIABILITIES                                   1,219,360               1,063,629

Stockholders' equity:
  Preferred stock, authorized and unissued
    5,000,000 shares                                              -                       -
  Common stock, par value $1.00 per share;
    authorized 50,000,000 shares; issued and outstanding
    June 30, 1999 10,407,903 shares; December 31, 1998
    10,388,443 shares                                        10,408                  10,388
  Surplus                                                    64,259                  64,134
  Retained earnings                                          20,698                  19,227
  Accumulated other comprehensive income                     (7,829)                  1,163
      TOTAL STOCKHOLDERS' EQUITY                             87,536                  94,912

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,306,896              $1,158,541

See Notes to Consolidated Financial Statements

  <PAGE 4>
MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                        For the Three Months Ended       For the Six Months Ended
                                       June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                   (In thousands, except per share data)
Interest income:
  Loans receivable, including fees        $11,930         $11,178         $23,384         $21,760
  Interest and dividends on securities:
    Taxable                                 5,604           3,362          10,588           6,951
    Tax-exempt                              3,588             969           6,820           1,765
  Other                                         9              18              18              29

      Total interest income                21,131          15,527          40,810          30,505

Interest expense:
  Deposits                                  8,109           6,409          15,809          12,423
  Other borrowed funds                      2,397             367           4,128             849
  Long-term debt                            1,342             739           2,975           1,490

      Total interest expense               11,848           7,515          22,912          14,762

        Net interest income                 9,283           8,012          17,898          15,743
Provision for loan losses                     300             250             600             485

        Net interest income after
          provision for loan losses         8,983           7,762          17,298          15,258

Other income:
  Income from fiduciary activities            242             207             525             431
  Customer service fees                       795             638           1,457           1,212
  Mortgage banking activities                 243             449             699             811
  Net realized gains (losses) on sale
    of securities                             (76)            468             (78)          2,150
  Other                                        99              83             285             175

       Total other income                   1,303           1,845           2,888           4,779

Other expenses:
  Salaries and wages                        3,726           2,402           6,701           4,686
  Employee benefits                           810             620           1,547           1,166
  Occupancy                                   988             561           1,741             981
  Equipment depreciation and maintenance      609             383           1,100             723
  Merger expenses                              --           1,963              --           1,963
  Other                                     3,189           1,820           5,379           3,472

       Total other expenses                 9,322           7,749          16,468          12,991

     Income before income taxes               964           1,858           3,718           7,046

Federal income taxes (benefit)               (688)            478            (665)          1,951

       Net Income                         $ 1,652         $ 1,380         $ 4,383         $ 5,095

  Basic earnings per share                $  0.16         $  0.13         $  0.42         $  0.49

  Diluted earnings per share              $  0.16         $  0.13         $  0.42         $  0.48

See Notes to Consolidated Financial Statements
  <PAGE 5>
MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 1999

                                        Number of                                    Accumulated
                                         Shares                                         Other
                                         Common     Common               Retained    Comprehensive
                                          Stock     Stock     Surplus    Earnings       Income        Total
                                                         (In thousands, except share data)
Balance, December 31, 1998             10,388,443   $10,388    $64,134   $19,227      $ 1,163       $94,912
  Comprehensive income (loss)
  Net income                                                               4,383                      4,383
  Change in net unrealized gains
    (losses) on securities
    available for sale                                                                 (8,992)       (8,992)

    Total comprehensive income (loss)                                                                (4,609)
  Issuance of common stock upon
    exercise of stock options              19,460        20        125                                  145
Cash dividends declared                        --        --         --    (2,912)          --        (2,912)

Balance June 30, 1999                  10,407,903   $10,408    $64,259   $20,698      $(7,829)      $87,536

See Notes to Consolidated Financial Statements
  <PAGE 6>
MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                       For the Six Months Ended
                                    June 30, 1999   June 30, 1998
                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                            $   4,383        $  5,095
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Provision for loan and foreclosed
    real estate losses                      600             490
  Provision for depreciation and
    amortization                          1,082             653
  (Gain) Loss on sale of equipment
    and foreclosed real estate              (28)             34
  Net realized (gain) loss on sale
    of securities                            78          (2,149)
  Provision for deferred income
    taxes                                  (321)           (119)
  Proceeds from sale of mortgage
    loans                                54,271          61,775
  Net (gain) loss on sale of
    mortgage loans                          223             (76)
  Mortgage loans originated for sale    (54,494)        (61,698)
  Net (amortization) of security
    premiums and discounts                  224             617
  (Increase) decrease in:
    Due from mortgage investors           8,865          (2,898)
    Accrued interest receivable and
      other assets                       (9,554)            626
    Increase in accrued interest
      payable and other liabilities       1,777             960

      Net cash provided by operating
        activities                        7,106           3,310

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities
    available for sale                   34,238           7,094
  Proceeds from maturities of and
    principal repayments on
    securities available for sale        22,675          25,851
  Proceeds from maturities and calls
    of securities held to maturity           65           4,850
  Purchases of securities available
    for sale                            (95,054)        (41,863)
  Purchases of securities held to
    maturity                            (74,451)             --
  (Increase) Decrease in interest-
    bearing deposits with banks          (3,091)            142
<PAGE 7>
MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

 (Increase) Decrease in federal
    funds sold                               --          (6,400)
  Loans made to customers, net of
    principal collected                 (47,645)        (41,955)
  Proceeds from sale of third-party
    dealer loan portfolio                    --           6,367
  Proceeds from sales of foreclosed
    real estate                             661             598
  Proceeds from sales of bank premises
    and equipment                             9               3
  Purchases of premises and equipment    (6,980)         (4,574)

      Net cash used in investing
        activities                     (169,573)        (49,887)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand and savings
    deposits                             57,287          46,349
  Net increase in time deposits          30,072          25,395
  Proceeds from (repayment of) other
    borrowed funds                      132,640         (20,254)
  Proceeds from long term borrowings         --              --
  Principal payments of long-term
    borrowings                          (50,000)         (4,450)
  Proceeds from exercise of stock
    options                                 145             126
  Cash in lieu of fractional shares          --             (20)
  Pre-merger stock transactions of
    pooled entity                            --             464
  Cash dividends paid                    (2,912)         (2,581)

      Net cash provided by financing
        activities                      167,232          45,029

      Increase (decrease) in cash
        and due from banks                4,765          (1,548)

Cash and due from banks:

  Beginning                              28,710          24,918

  Ending                              $  33,475        $ 23,370

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash payments for:
    Interest                          $  21,529        $ 14,721
  <PAGE 8>
    Income taxes                      $   1,360        $  1,110
See Notes To Consolidated Financial Statements  <PAGE 9>
MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Main Street Bank (the "Bank") and MBNK Investment Company. All significant intercompany accounts and transactions have been eliminated. On January 1, 1999, the Company combined its two bank subsidiaries, Berks County Bank and Heritage Bank, to form the Bank. Berks County Bank and Heritage Bank are now operating divisions of the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results of the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:
  <PAGE 10>

                                                     Three Months Ended               Six Months Ended
                                               June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
Numerator, net income                           $ 1,652,000     $ 1,380,000     $ 4,383,000     $ 5,095,000

Denominator:
  Denominator for basic earnings per share,
    weighted average shares                      10,404,802      10,359,091      10,399,650      10,340,160

  Effect of dilutive securities, stock options       53,782         165,286         171,213         159,163

    Denominator for diluted earnings per share,
      weighted average shares and assumed
      conversions                                10,458,584      10,524,377      10,570,863      10,499,323

    Basic earnings per common share             $      0.16     $      0.13     $      0.42     $      0.49

    Diluted earnings per common share           $      0.16     $      0.13     $      0.42     $      0.48

COMPREHENSIVE INCOME

      The only comprehensive income item that the Company presently has is unrealized gains (losses) on securities available for sale. The unrealized gains (losses) on securities available for sale are as follows:

                                       For the Six Months Ended
                                    June 30, 1999   June 30, 1998

Unrealized holding gains (losses)
  arising during the period:
  Before tax amount                   $(13,911)        $2,586
  Tax (expense) benefit                  4,868           (879)

    Net of tax amount                   (9,043)         1,707

Less reclassification adjustment
  for gains (losses) included in
  net income:
  Before tax amount                        (78)           222
 Tax (expense) benefit                      27            (75)

   Net of tax amount                       (51)           147

Net unrealized gains (losses):
  Before tax amount                    (13,833)         2,364
  Tax (expense) benefit                  4,841           (804)

    Net of tax amount                 $ (8,992)        $1,560

OTHER EXPENSES

The following represents the most significant categories of other expenses for the three and six months ended June 30:
  <PAGE 11>
                                 Three Months       Six Months
                                Ended June 30,    Ended June 30,
                                 1999     1998     1999     1998
                                          (In Thousands)

Advertising                     $  813   $  296   $1,113   $  568
Data processing and MAC fees       401      289      729      553
Office supplies and expenses       505      302      937      585
Professional fees                  402      401      192      205
Other Service Fees                 336       25      391       50
All other expenses                 732      507    2,017    1,511

                                $3,189   $1,820   $5,379   $3,472

ACCOUNTING POLICIES

      In June 1999, the Financial Accounting Standards Board issued Statement No. 137, which delayed the implementation date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which now becomes effective for the Bank January 1, 2001. Management expects this Statement will have no impact on the Bank, as presently no derivative instruments are held.

SECURITIES

      The Company transferred securities with an amortized cost of $125.8 million from available to sale to held to maturity during the second quarter of 1999. The primary reason for the transfer of the securities was due to tax planning strategies. In connection with this strategy, management re-evaluated its intention with respect to its available for sale portfolio and has concluded that the securities will be held to maturity. The Company transferred all these securities at amortized cost versus fair value due to the immateriality of the difference between the two on the date of transfer would have no impact on earnings or earnings per share.

NEW BRANCH OPENINGS

      As of June 30, 1999, the Company has opened 14 of the 23 branches announced last year. These 14 branches have opened more that 7,000 new accounts and account for 35% of the Company's deposit growth in the first six months.

SUBSEQUENT EVENT

      Effective August 4, 1999, Allen E. Kiefer resigned as President of the Company. Mr. Kiefer resigned for personal reasons and to pursue other opportunities. Mr. Kiefer served as President of the Company since May 1998 when the Company was formed upon the consolidation of BCB Financial Services Corporation and Heritage Bancorp, Inc. Mr. Kiefer will continue to serve as a member of Main Street Bancorp's Board of Directors.
<PAGE 12>

      The Company expects to incur a one-time, pretax charge of approximately $1.5 million in the third quarter for change of control and severance payments the Company will be obligated to pay to Mr. Kiefer under agreements he entered into with the former Heritage Bancorp in 1997. The after-tax effect will be approximately $1.0 million.
  <PAGE 13>
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of Main Street
Bancorp, Inc. (the "Company") with a primary focus on an analysis of operating results.

                        FINANCIAL CONDITION HIGHLIGHTS

      Total assets increased to $1.31 billion at June 30, 1999, compared to $1.16 billion at December 31, 1998, an increase of $150.0 million, or 12.9%. This increase was primarily reflected in securities, loans and bank premises and equipment.

      Securities increased $82.3 million, or 15.4%, to $616.9 million at June 30, 1999 when compared to $534.6 million at December 31, 1998. The increase is due to the purchase of $169.5 million in securities, offset by the securities sales and maturities of $57.0 million. The Company elected to increase its securities portfolio as part of a program to leverage the balance sheet and increase earnings by offsetting operating expenses related to the branch expansion program. The majority of the securities were purchased in the first quarter of 1999 and were funded primarily with short term Federal Home Loan Bank advances. The Company plans to replace most of these short-term borrowings with lower-cost deposits expected to be gathered from the branch expansion plans. The strategic plan is also to replace long-term securities with new loan volume as it is generated in the new markets. Nearly the entire bond securities portfolio is rated AAA by either Standard & Poor or Moodys. There were no derivatives held at June 30, 1999 and no investments in hedge funds. Securities held were primarily government agencies, municipalities, or bank stocks at June 30, 1999.

      The Company transferred securities with an amortized cost of $125.8 million from available to sale to held to maturity during the second quarter of 1999. The primary reason for the transfer of the securities was due to tax planning strategies. In connection with this strategy, management re-evaluated its intention with respect to its available for sale portfolio and has concluded that the securities will be held to maturity. The Company transferred all these securities at amortized cost versus fair value due to the immateriality of the difference between the two on the date of transfer would have no impact on earnings or earnings per share.

      Loans receivable, net of allowance for loan losses of $7.0 million at June 30, 1999 and $7.2 million at December 31, 1998, increased to $579.9 million at June 30, 1999 from $533.4 million at December 31, 1998. The increase of $46.5 million, or 8.7%, was primarily due to an increase in commercial loans. During the
<PAGE 14> first six months of 1999, the Company provided for $0.6 million in loan losses. See "Provision for Loan Losses" for a further discussion of the provision.

      Amounts due from mortgage investors decreased from $14.6 million at December 31, 1998 to $5.7 million at June 30, 1999. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for investors for periods ranging from three to twenty-one days.

      Bank premises and equipment, net of accumulated depreciation, increased from $25.7 million at December 31, 1998 to $31.6 million at June 30, 1999. This increase was attributable to the purchase of various furniture, fixtures and equipment for the twenty-three branches expected to open by the end of 1999.

      Total deposits, the primary source of funds, increased $87.3 million to $905.9 million at June 30, 1999 compared to $818.6 million at December 31, 1998, an increase of 10.7%. The increase in deposits was primarily in interest-bearing checking and savings. Interest-bearing checking and savings increased from $394.9 million at December 31, 1998 to $447.7 million at June 30, 1999, an increase of $52.8 million, or 13.4%. Total time deposits increased $30.0 million, or 9.3%, to $351.3 million at June 30, 1999 million from $321.3 million at December 31, 1998.

      Other liabilities decreased $14.3 million, or 59.6%, from $24.0 million at December 31, 1998 to $9.7 million at June 30, 1999. At December 31, 1998, the Company was required to record $11.8 million in securities that were traded but had not yet settled.

      Other borrowed funds and long-term debt increased $82.6 million, or 37.4%, from $221.1 million at December 31, 1998 to $303.7 million at June 30, 1999. The increase in other borrowed funds and long-term debt was used to fund security purchases. As mentioned above, the Company elected to purchase securities ahead of the in-flow of deposits expected to occur in 1999 from the addition of 23 new branches, because, in 1999, deposit growth is expected to outpace loan growth.

      Stockholders' equity decreased $7.4 million, or 7.8%, from $94.9 million at December 31, 1998 to $87.5 million at June 30, 1999. The decrease was primarily due to the change in net unrealized losses on securities available for sale. At
December 31, 1998, the Company had $1.2 million appreciation and at June 30, 1999, the Company had $7.8 million depreciation on securities available for sale. The change occurred because of the general increase in interest rates during that period. Should interest rates increase in the future, stockholders' equity could further decrease due to further depreciation on the securities available for sale. Should interest rates decline in
<PAGE 15> future periods, stockholders' equity could increase as a result of appreciation on securities available for sale.

                             RESULTS OF OPERATIONS

Overview

      Net income for the second quarter of 1999 was $1.7 million compared to $1.4 million for the second quarter of 1998, an
increase of 21.4%.    On a per share basis, basic and diluted
earnings were $0.16 and $0.13 for the second quarter of 1999 and 1998, respectively. Earnings for the first six months of 1999 were $4.4 million compared to $5.1 million a year earlier. Basic earnings per share was $0.42 and 0.49 for the first half of 1999 and 1998, respectively. Diluted earnings per share was $0.42 and
0.48 for the first six months of 1999 and 1998, respectively.
The first six months of 1999 and 1998 had several nonrecurring items, which are explained in greater detail under "Other Expenses."

Net Interest Income

      Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For the second quarter of 1999, net interest income, calculated on a tax-equivalent basis, increased $2.1 million, or 24.7%, to $10.6 million from $8.5 million in the second quarter of 1998. For the first six months of 1999, net interest income, calculated on a tax-equivalent basis, was $20.6 million compared to $16.6 million for the first six months of 1998, an increase of $4.0 million, or 24.1%. The increase in net interest income was primarily due to an increase in average interest-earning assets of $382.4 million, or 48.2%, for the first six months of 1999 compared to 1998 and an increase of $411.4 million, or 51.1%, for the second quarter of 1999 compared to 1998. The increase in assets occurred mostly in securities. Average securities increased from $285.5 million at June 30, 1998 to $607.8 million at June 30, 1999 for the six month period and increased from $285.7 million at the end of the second quarter of 1998 to $637.1 million at the end of the second quarter of 1999. As mentioned above, the Company elected to purchase securities with FHLB borrowings and plans to use the deposits that will be received from the new branch openings to replace overnight borrowings.

      Average interest-bearing liabilities increased $407.0 million to $1.08 billion for the second quarter of 1999 compared to $673.0 million for the second quarter of 1998 and increased $388.6 million to $1.05 billion for the first six months of 1999 compared to $661.4 million for the first six months of 1998.
For the second quarter of 1999, the average rate paid on interest-bearing liabilities was 4.38% compared to 4.48% for the second quarter of 1998. For the first six months of 1999, the average rate paid on interest-bearing liabilities was 4.41%
<PAGE 16> compared to 4.50% for the first six months of 1998. The decrease was mostly due to the lowering of the money market rate to 3.50% APY (annual percentage yield) and to an almost 50 basis point reduction in the rates paid on other borrowed funds and long-term debt.

      Net interest margin decreased 71 basis points from 4.22% in the second quarter of 1998 to 3.51% in the second quarter of 1999, calculated on a tax-equivalent basis. Net interest margin decreased 68 basis points from 4.21% for the first six months of 1998 to 3.53% for the first six months 1999, calculated on a tax-
equivalent basis.   Net interest margin primarily decreased due
to a decrease in the average yield earned on securities that resulted from the substantial increase in securities in 1998 and 1999 at yields below the average earning asset yield and also to a decrease in the average yield earned on loans due to the prime rate dropping 75 basis points in late 1998.

Provision For Loan Losses

      The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $0.6 million for the first six months of 1999 compared to $0.5 million for the first six months of 1998. The provision for loan losses was $0.3 million for the second quarter of 1999 and 1998. The allowance for loan losses to non-performing loans was 110.3% at June 30, 1999 compared to 86.7% at December 31, 1998. See further discussion under "Asset Quality".

Other Income

      Other income decreased $1.9 million, or 39.6%, from $4.8 million for the first six months of 1998 to $2.9 million for the first six months of 1999. Other income decreased $0.5 million, or 27.7%, from $1.8 million in the second quarter of 1998 to $1.3 million in the second quarter of 1999. The decrease in other income for the first six months and second quarter of 1999 was mostly due to the difference in realized gains and losses on sales of securities and realized losses on mortgages held for sale, which are included in income from mortgage banking activities. Excluding these securities and mortgage held for sale gains and losses, other income increased $0.6 million, or 23.1%, for the first six months of 1999 compared to 1998 and increased $0.2 million, or 14.3%, in the second quarter of 1999 compared to the same period in 1998. For the first six months of 1998, the Company realized gains on sales of securities of $2.2 million compared to realized losses on sales of securities of $78,000 for
<PAGE 17> the first six months of 1999.  In the second quarter of
1998, the Company had $0.5 million in realized gains on sales of securities compared to a $76,000 realized loss in the second quarter of 1999. The reason for the 1998 realized gains on securities was to sell some of its available-for-sale equity securities of Pennsylvania banks in order to provide additional revenue to help offset certain one-time expenses that occurred in the second quarter of 1998. These one-time expenses included $1.9 million of merger related costs, and approximately $0.2 million of facilities expenses related to the acquisition and relocation to the Company's new office at 601 Penn Street, Reading, PA.

      Income from mortgage banking activities decreased $0.1 million, or 12.5%, from $0.8 million during the first six months of 1998 to $0.7 million for the first six months of 1998 and decreased $0.2 million from $0.4 million in the second quarter of 1998 to $0.2 million in the second quarter of 1999. The decrease was as a result of the accounting treatment for mortgages held sale. Generally acceptable accounting principles require companies to mark mortgages held for sale at the lower of cost or market and therefore, the resulting gains or losses are a function of interest rate movements. This resulted in a $137,000 loss that was directly reported on the income statement in the second quarter of 1999. Also in the second quarter of 1999, the Company reversed an $85,000 gain on mortgages held for sale at
December 31, 1998.   The Company did not have any mortgages
classified as held for sale at June 30, 1998 and therefore did not have any losses reported for the six months or quarter ended June 30, 1998.

      Customer service fees increased $0.3 million, or 25.0%, to $1.5 million during the first six months of 1999 compared to $1.2 million for the first six months of 1998. For the second quarter of 1999, customer service fees increased $0.2 million, or 33.3%, to $0.8 million compared to $0.6 million for the second quarter of 1998. Customer service fees consist of charges for overdrafts and NSF (non-sufficient funds), safe deposit rentals, ATM and other services that are primary deposit driven. The reason for the increase was the increase in deposit accounts.

Other Expenses

      Total other expenses increased $3.5 million, or 26.9% to $16.5 million for the first six months of 1999 compared to $13.0 million for the first six months of 1998. Total other expenses increased $1.6 million, or 20.8%, to $9.3 million in the second quarter of 1999 compared to $7.7 million in the second quarter of 1998.

      Salaries, wages and employee benefits increased $2.3 million, or 39.0%, from $5.9 million for the six months ended June 30, 1998, to $8.2 million for the first six months of 1999. In the second quarter of 1999, salaries, wages and employee
<PAGE 18> benefits increased to $4.5 million from $3.0 million in the second quarter of 1998, an increase of 50.0%. Salaries, wages and employee benefits increased due to the opening and hiring of staff at fourteen new branch locations. Twelve of these branches opened during the second quarter of 1999. Also during the second quarter of 1999, the Company incurred a severance pay-out to a senior management member that was approximately $300,000.

      Occupancy expense increased $0.7 million, or 70.00%, to $1.7 million for the first six months of 1999 compared to $1.0 million for the first six months of 1998. For the second quarter of 1999, occupancy expense was $1.0 million compared to $0.6 million for the second quarter of 1998, an increase of $0.4 million, or 66.6%. The increase was due to lease payments commencing on 17 branches on March 1, 1999 and also due to expenses related to occupying the 14 new branches - such as utilities, maintenance, etc.

      For the first six months of 1998 and the second quarter of 1998, the Company incurred $2.0 million in one-time merger related costs. This resulted from the May 1, 1998 merger of the Company's predecessors as fully described in the Notes to the Financial Statements.

      Other operating expenses increased $1.9 million, or 54.3%, to $5.4 million for the first six months of 1999, compared to $3.5 million for the first six months of 1998. For the second quarter of 1999, other operating expenses increased by $1.4 million, or 77.7%, to $3.2 million from $1.8 million a year earlier. The increase in other expenses occurred in advertising, data processing and MAC fees, office supplies and expenses, and other service fees.

      Advertising increased $0.5 million to $1.1 million for the first six months of 1999 compared to $0.6 million for the first six months of 1998 and increased $517,000 to $813,000 in the second quarter of 1999 compared to $296,000 in the second quarter of 1998. The increase from last year was due to advertising and marketing in conjunction with the opening of the 14 new branches that opened from the end of March through the end of June. Approximately half of the increases are one-time expenses directly connected to opening the branches.

      Data processing and MAC fees increased $176,000, or 31.8%, from $553,000 in the first six months of 1998 to $729,000 in the first six months of 1999. For the second quarter of 1999, data processing and MAC fees increased $112,000, or 38.8%, to $401,000 from $289,000 in the second quarter in 1998. The increase was a result of increased volume in credit card processing/ATM processing due to the 14 new branches.

      Office supplies and expenses increased $352,000, or 60.2%, to $937,000 for the first six months of 1999 compared to $585,000
<PAGE 19> for the same period in 1998 and increased $203,000, or
67.2%, to $505,000 in the second quarter of 1999 from $302,000 in the second quarter of 1998. The increase was due to supplies necessary to support the Company's growth and the 14 new branches as well as an increase in the postage rate.

      Other service fees increased $341,000, or 682.0%, to $391,000 for the first six months of 1999 compared to $50,000 for the first six months of 1998. For the second quarter of 1999, other service fees increased $311,000 to $336,000 from $25,000 reported for the same period in 1998. In May of 1999, the Company elected to prepay $45 million in FHLB borrowings and incur a prepayment penalty of $300,000. The reason for the prepayment was that the Bank would generate significant deposit growth in the upcoming months and there would be significant earnings benefit to prepay the debt and replace the funds with lower cost deposits. The Company expects this non-recurring prepayment penalty to be earned back before December 31, 1999.

Federal Income Taxes

      The provision for federal income taxes was a ($665,000) benefit for the first six months of 1999 compared to $2.0 million expense for the first six months of 1998. For the second quarter of 1999, the provision for federal income taxes was a ($688,000) benefit compared to $478,000 expense for the second quarter of 1998. The tax benefit in 1999 resulted from higher level of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans compared to pretax income. This is expected to occur through the remainder of 1999.

Asset Quality

      Non-performing assets as a percentage of total assets decreased from 0.75% at December 31, 1998 to 0.48% at June 30, 1999. Non-performing assets decreased from $8.7 million at December 31, 1998 to $6.3 million at June 30, 1999. During the second quarter of 1999, the Company sold $1.6 million of non-performing loans. This temporarily boosted the charge-offs but immediately improved the overall loan portfolio quality measurements. Another benefit of the loan sale is that the Company now has $1.6 million that can be deployed into an earning asset, thereby mitigating the impact of the one-time charge-off associated with this loan sale. The ratio of the allowance for loan losses to non-performing loans was 86.7% at December 31, 1998 and increased to 110.3% at June 30, 1999. Non-performing loans are comprised of non-accrual loans, accruing loans that are 90 days or more past due and restructured loans.

      Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at June 30, 1999. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or
<PAGE 20> for other reasons. Any such increase could adversely affect the Company's results of operations.

Capital

      The Company's Tier 1 capital to risk-weighted assets ratio at June 30, 1999 was 13.92% compared to 14.83% at December 31, 1998. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at June 30, 1999 was 14.93% compared to 15.97% at December 31, 1998. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At June 30, 1999, the Company's leverage ratio was 7.43% versus 8.70% at December 31, 1998. The Company is categorized as "well capitalized" under applicable Federal regulations.

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

      These liquid assets totaled $431.9 million at June 30, 1999 compared to $564.0 million at December 31, 1998. Maturing and repaying loans are another source of asset liquidity. At
June 30, 1999, the Company estimated that an additional $ 105.9 million of loans will mature or reprice in the next six-month period ended December 31, 1999.

      Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds or utilizing the facilities of the Federal Reserve System or the FHLB System. The Bank utilizes a variety of these methods of liability liquidity. At June 30, 1999, the Bank had approximately $75.7 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $152.2 million at December 31, 1998. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk

      Please refer to the annual report to shareholders on Form 10-K for December 31, 1998. There have been no significant changes regarding market risk since that date.
  <PAGE 21>
                                    PART II

Item 1.     Legal Proceedings - None

Item 2.     Change in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders

      The 1999 Annual Meeting of Shareholders ( the "Meeting") of the Company was held on April 14, 1999. Notice of the Meeting was mailed to shareholders on or about March 5, 1999.

      The Meeting was held for the following purposes:

      1. To elect four Class 1 directors to hold office for three years from the date of election and until their successors are elected and qualified (Matter No.1);


      2. To ratify the appointment by the Company's Board of Directors of Beard & Company, Inc., as the Company's independent auditors for the fiscal year ending
            December 31, 1999 ( Matter No. 2).

      There was no solicitation in opposition to the nominees of the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or against, as well as the number of abstentions for each of the nominees for election to the Board of Directors were as follows:

                                                  Abstentions and
Nominee                       For      Against   Broker Non-Votes

Richard D. Biever          8,291,240    71,445        28,881
Edward J. Edwards          8,248,886   113,819        28,861
Richard T. Fenstermacher   8,291,102    71,603        28,861
Ivan H. Gordon             8,197,753   164,952        28,861

      Matter No. 2 was approved by shareholders at the Meeting.
The votes cast for this Matter were as follows:

                                                  Abstentions and
                              For      Against   Broker Non-Votes
                           8,291,403    37,897        62,266
  <PAGE 22>
Item 5.   Other Information

Year 2000 Computer Issues

      The Year 2000 (Y2K) poses not just technology issues, but provides an enterprise-wide challenge, not only for the Company, but for all businesses. Senior management and the Board of Directors of the Company have been actively involved in the planning, allocating of resources and monitoring the progress to evaluate and implement corrective actions to assure Y2K readiness. The Company has named the Senior Vice President and Chief Information Officer as the Y2K officer to oversee the project. The Y2K officer reports to the Board on a quarterly basis and to Senior Management on a monthly basis. Remediation and testing have been completed to ensure that the Company's computer systems will operate in the Year 2000. The Company's software systems are products provided by software vendors, and are not developed in-house. The Company has contacted and is working closely with its vendors to ensure readiness. Many noncomputer systems include embedded technology, such as micro controllers. The Company is reviewing our noncomputer systems, looking for any that could be affected by Y2K. As part of the planning process, the Company has also developed contingency plans that will provide alternative methods of doing business, should it be necessary.

      The IBM AS400 computer processes the daily transactions and is the recordkeeping system for our customer's loan and deposit accounts and the Company's general ledger system. The Company's IBM AS400 computer is Y2K compliant, and both the hardware and operating software were tested in July of 1998. The banking software package, Peerless 21, was tested successfully for Y2K compliance by December 31, 1998. Another important area is the Company's PC network. The Company has upgraded or replaced PC's that are not Y2K compliant. Testing was complete by December 31, 1998 on the Company's PC network and other systems that are vital to the successful continuance of the Company's business.

      The overall Y2K compliance plan consists of five phases: awareness, assessment, plan development, testing and implementation. Systems were also assigned a level of importance to the daily functioning of the Company: mission critical, need but not mission critical, and can use but can do without. All five phases are complete for all systems.

      The Company has experienced considerable growth in recent years, which independent of the Y2K issue, has created the need to upgrade some hardware and software. Therefore, it is difficult to isolate expenses and capital investments that have been implemented or accelerated for Y2K from normal business replacement and time spent by the Company personnel working on Y2K issues. Costs, to date which include capital expenditures, are currently estimated at $70,000 (excluding personnel costs),
<PAGE 23> and are not considered material to any one fiscal
period. The Company has compiled an estimate of future remediation costs to be $80,000. Should the Company have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material.

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

      The Company continues to be active in the Y2K Public Awareness Program. The Company is promoting the preparedness of the financial industry for the Year 2000. The Company is communicating with our customers that there is no safer place to keep their money than in a federally insured deposit account with our bank subsidiary. The Company is educating the staff and customers on the appropriate action and security procedures to take regarding Y2K criminal activity.

      Senior management has developed a contingency plan to provide operating alternatives for continuation of services to the Company's customers in the event of systems or communication failures at the beginning of the Year 2000. Every significant banking process has a detailed contingency plan which will be tested during the third quarter of 1999. Based on the contingency plan, management believes that the Company will be able to continue to operate in the Year 2000 even if some systems fail. In a worst case scenario, due to the size of the Company, we believe that we would be able to operate in a manual mode until normal operations could be restored. This procedure could require changing of schedules and significant hiring of temporary staff, which would increase cost of operations. If this procedure were to continue for any extended period of time, or if
<PAGE 24> we ultimately had to change our banking application software vendor, the cost could be material.

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

Subsequent Event

      Effective August 4, 1999, Allen E. Kiefer resigned as President of the Company. Mr. Kiefer resigned for personal reasons and to pursue other opportunities. Mr. Kiefer served as President of the Company since May 1998 when the Company was formed upon the consolidation of BCB Financial Services Corporation and Heritage Bancorp, Inc. Mr. Kiefer will continue to serve as a member of Main Street Bancorp's Board of Directors.

      The Company expects to incur a one-time, pretax charge of approximately $1.5 million in the third quarter for change of control and severance payments the Company will be obligated to pay to Mr. Kiefer under agreements he entered into with the former Heritage Bancorp in 1997. The after-tax effect will be approximately $1.0 million.

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

                27.     Financial Data Schedule.

            (b)   Reports on Form 8 - K - None
  <PAGE 25>
  <PAGE 26>
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MAIN STREET BANCORP, INC.

                                    (Registrant)


August 13, 1999                     /s/ Robert D. McHugh, Jr.
                                    Robert D. McHugh, Jr.,
                                    Executive Vice President and
                                    Treasurer


                                    /s/ Donna L. Rickert
                                    Donna L. Rickert,
                                    Senior Vice President and
                                    Controller (Principal Accounting
                                    Officer)
  <PAGE 27>
                                 EXHIBIT INDEX

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

<PAGE @*>