Form 10-Q/A
period 1999-06-30
MAIN STREET BANCORP INC
filed 1999-09-20
CIK 1060558

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               FORM 10-Q/A NO. 1

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

Capital

      The Company's Tier 1 capital to risk-weighted assets ratio at June 30, 1999 was 13.12% compared to 14.83% at December 31, 1998. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at June 30, 1999 was 14.08% compared to 15.97% at December 31, 1998. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At June 30, 1999, the Company's leverage ratio was 7.42% versus 8.70% at December 31, 1998. The Company is categorized as "well capitalized" under applicable Federal regulations.

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

                                    MAIN STREET BANCORP, INC.

                                    (Registrant)


September 20, 1999                  /s/ Nelson R. Oswald
                                    Nelson R. Oswald,
                                    Chairman, President and Chief
                                    Executive Officer

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

   27.            Financial Data Schedule.
  <PAGE 28>