Form 10-Q
period 1999-09-30
MAIN STREET BANCORP INC
filed 1999-11-10
CIK 1060558

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
September 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                                   Number of Shares Outstanding
                                       as of October 31, 1999

COMMON STOCK ($1.00 Par Value)                  10,429,953
       (Title of Class)                    (Outstanding Shares)



                     MAIN STREET BANCORP, INC.

                            FORM 10-Q

              For the Quarter Ended September 30, 1999

                             Contents

                                                        Page No.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
             September 30, 1999 and December 31,1998           4

           Consolidated Statements of Income for
             Three and Nine Month Periods ended
             September 30, 1999 and 1998                       5

           Consolidated Statement of Stockholders'
             Equity for the Nine Month Period
             Ended September 30, 1999                          6

           Consolidated Statements of Cash Flows for
             the Nine Month Periods Ended  September 30,
             1999 and 1998                                     7

           Notes to Consolidated Financial Statements          9

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations    12

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk								  24

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings                                  25
Item 2.    Changes in Securities                              25
Item 3.    Defaults Upon Senior Securities                    25
Item 4.    Submission of Matters to a Vote of Security
             Holders                                          25
Item 5.    Other Information                                  25
Item 6.    Exhibits and Reports on Form 8-K                   27



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



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
                                                                   September 30,     December 31,
                                                                    1999                1998
                                                                (In thousands, except share data)
Cash and due from banks                                           $  45,371           $ 28,710
Interest-bearing deposits with banks                                  1,153                336
Federal funds sold                                                      470                470
Securities available for sale                                       381,187            534,526
Securities held to maturity, fair value September 30,
   1999 $252,416; December 31, 1998 $25                             267,216                 25
Loans receivable, net of allowance for loan losses
   September 30, 1999 $6,931; December 31, 1998 $7,222              623,153            533,395
Mortgages held for sale                                               4,937              5,069
Due from mortgage investors                                           3,504             14,567
Bank premises and equipment, net                                     34,116             25,717
Prepaid expenses and other assets                                    42,329             15,726

     TOTAL ASSETS                                                $1,403,436         $1,158,541
                                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
        Demand, non-interest bearing                               $116,702          $102,432
        Demand, interest bearing                                    144,865            68,116
        Savings                                                     328,303           326,749
        Time deposits                                               428,500           321,253

     TOTAL DEPOSITS                                               1,018,370           818,550

   Accrued interest payable and other liabilities                    28,178            24,007
   Other borrowed funds                                             188,984            86,072
   Long-term debt                                                    85,000           135,000

     TOTAL LIABILITIES                                            1,320,532         1,063,629

 Stockholders' equity:
    Common stock, par value $1.00 per share;
        authorized 50,000,000 shares; issued and outstanding
        September 30, 1999 10,429,953 shares; December 31,
        1998 10,388,443 shares                                       10,430            10,388
   Surplus                                                           64,390            64,134
   Retained earnings                                                 20,006            19,227
   Accumulated other comprehensive income                           (11,922)            1,163
     TOTAL STOCKHOLDERS' EQUITY                                      82,904            94,912

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,403,436        $1,158,541
                                                                 ==========        ==========

See Notes to Consolidated Financial Statements



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                    For the Three Months Ended                For the Nine Months Ended
                                                September 30, 1999   September 30, 1998   September 30,1999   September 30, 1998
                                                                       (In thousands, except per share data)
Interest income:
   Loan receivable, including fees	              $12,600              $11,381              $35,984             $33,141
   Interest and dividends on securities:
      Taxable                                     5,518                3,572               16,106              10,523
      Tax-exempt                                  3,646                1,345               10,466               3,110
   Other                                             31                  238                   49                 267

     Total interest income                       21,795               16,536               62,605              47,041

Interest expense:
   Deposits                                       8,846                7,199               24,655              19,622
   Other borrowed funds                           2,689                  363                6,817               1,212
   Long-term debt	                                 1,039                  718                4,014               2,208

     Total interest expense                      12,574                8,280               35,486              23,042

     Net interest income                          9,221                8,256               27,119              23,999
Provision for loan losses                           200                1,725                  800               2,210
          Net interest income after provision
            for loan losses                       9,021                6,531               26,319              21,789

Other income:
   Income from fiduciary activities                 291                  195                  816                626
   Customer service fees                            951                  671                2,408              1,883
   Mortgage banking activities                      330                  545                1,029              1,356
   Net realized gains (losses) on sale of
     securities                                     (35)               1,723                 (113)             3,873
   Other                                            225                   23                  510                198

     Total other income                           1,762                3,157                4,650              7,936

Other expenses:
   Salaries and wages                             3,686                2,504               10,056              7,190
   Employee benefits                                915                  666                2,462              1,832
   Severance payments                             1,727                   --                2,058                 --
   Occupancy                                      1,151                  604                2,892              1,585
   Equipment depreciation and maintenance           648                  390                1,748              1,113
   Merger expenses                                   --                   --                   --              1,963
   Other                                          2,994                1,822                8,373              5,294

     Total other expenses                        11,121                5,986               27,589             18,977

      Income before income taxes                   (338)               3,702                3,380             10,748

Federal income taxes (benefit)                   (1,108)                 574               (1,773)             2,525

      Net Income                                $   770              $ 3,128              $ 5,153            $ 8,223
                                                ============================              ==========================
   Basic earnings per share                       $0.07                $0.30                $0.49              $0.79
                                                ============================              ==========================
   Diluted earnings per share                     $0.07                $0.30                $0.49              $0.78
                                             ==========================             =========================

See Notes to Consolidated Financial Statements



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 1999

                                      Number Of                                  Accumulated
                                      Shares                                    Other
                                      Common       Common             Retained  Comprehensive
                                      Stock        Stock    Surplus   Earnings  Income          Total
                                                        (In thousands, except share data)
Balance, December 31, 1998            10,388,443   $10,388  $64,134   $19,227   $ 1,163         $94,912
Comprehensive income
   Net income                                                           5,153                     5,153
   Change in net unrealized
      gains (losses) on securities
      available for sale                                                        (13,085)        (13,085)
     Total comprehensive income                                                                  (7,932)
   Issuance of common stock upon
        exercise of stock options         41,510       42       256                                 298
  Cash dividends declared                     --       --        --    (4,374)       --          (4,374)

Balance September 30, 1999            10,429,953  $10,430   $64,390   $20,006  ($11,922)        $82,904
                                     ==================================================================

See Notes to Consolidated Financial Statements



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             For the Nine Months Ended
                                                                        September 30, 1999    September 30,1998
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  5,153              $  8,223
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Provision for loan and foreclosed real estate losses                         833                 2,235
    Provision for depreciation and amortization                                1,799                 1,030
    (Gain) Loss on sale of equipment and foreclosed real estate                  (84)                   45
    Net realized (gain) loss on sale of securities                               113                (3,872)
    Provision for deferred income taxes                                     ( 2 ,962)                 (246)
    Proceeds from sale of mortgage loans                                      72,126                80,438
    Net (gain) loss on sale of mortgage loans                                    223                  (129)
    Mortgage loans originated for sale                                       (72,217)              (80,361)
    Net (amortization) of security premiums and discounts                        270                   902
    (Increase) decrease in:
        Due from mortgage investors                                           11,063                (4,770)
        Accrued interest receivable and other assets                         (16,393)              (10,394)
    Increase in accrued interest payable and other liabilities                 2,620                 2,293

        Net cash provided by operating activities                              2,544                (4,606)


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                      56,667                27,860
    Proceeds from maturities of and principal repayments on securities
        available for sale                                                    28,903                61,213
    Proceeds from maturities and calls of securities held to maturity             65                 5,350
    Purchases of securities available for sale                              (107,893)             (275,165)
    Purchases of securities held to maturity                                (110,446)                   --
    (Increase) Decrease in interest-bearing deposits with banks                 (817)                  (78)
    (Increase) Decrease in federal funds sold                                     --                    --
    Loans made to customers, net of principal collected                      (91,563)              (53,313)
    Proceeds from sale of third-party dealer loan portfolio                       --                 6,367
    Proceeds from sales of foreclosed real estate                                784                   865
    Proceeds from sales of bank premises and equipment                             9                     2
    Purchases of premises and equipment                                      (10,248)             __(6,356)

        Net cash used in investing activities                               (234,539)             (233,255)



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS Con't. (Unaudited)

                                                                For the Nine Months Ended
                                                          September 30, 1999   September 30, 1998

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                $ 92,573             $ 75,227
    Net increase in time deposits                               107,247               49,447
    Proceeds from (repayment of) other borrowed funds           102,912              100,033
    Proceeds from long term borrowings                               --               25,000
    Principal payments of long-term borrowings                  (50,000)              (4,450)
    Proceeds from exercise of stock options                         298                  (20)
    Cash  in lieu of fractional shares                               --                  464
    Pre-merger stock transactions of pooled entity                   --                  201
    Cash dividends paid                                          (4,374)              (3,941)
       Net cash provided by financing activities                248,656              241,961

        Increase (decrease) in cash and due from banks           16,661                4,100

Cash and due from banks:

    Beginning                                                    28,710               24,918

     Ending                                                     $45,371              $29,018
                                                                =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                               $33,574              $22,853
                                                               ========              =======

         Income taxes                                           $ 1,360              $ 2,180
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                           Three Months Ended            Nine Months Ended
                                                       September       September      September    September
                                                       30, 1999        30, 1998       30, 1999     30, 1998
     Numerator, net income                             $   770,000   $ 3,128,000      $ 5,153,000  $ 8,223,000
                                                       =========================      ========================
     Denominator:
    Denominator for basic earnings per
         share, weighted average shares                 10,417,346    10,365,185       10,410,114   10,348,663

    Effect of dilutive securities, stock options            69,221       133,034           60,233      150,379

         Denominator for diluted earnings per
              share, weighted average shares
                     and assumed conversions            10,486,567    10,498,219       10,470,347   10,499,042
                                                       =========================       =======================

Basic earnings per common share                              $0.07         $0.30            $0.49        $0.79
                                                       =========================       =======================

Diluted earnings per common share                            $0.07         $0.30            $0.49        $0.78
                                                ======================      =====================

COMPREHENSIVE INCOME

	The only comprehensive income item that the Company presently has is unrealized gains (losses) on securities available for sale. The unrealized gains (losses) on securities available for sale are as follows:

                                                    For the Nine Months Ended
                                                September           September
                                                30, 1999            30, 1998
Unrealized holding gains (losses) arising
  during the period:
  Before tax amount                              $(20,244)          $ 6,245
  Tax (expense) benefit                             7,086            (2,123)

    Net of tax amount                             (13,158)            4,122

Less reclassification adjustment for gains
  (losses) included in net income:
    Before tax amount                                (113)              780
    Tax (expense) benefit                              40              (265)

    Net of tax amount                                 (73)              515

Net unrealized gains (losses):
  Before tax amount                               (20,131)            5,465
  Tax (expense) benefit                             7,046            (1,858)

     Net of tax amount                           $(13,085)          $ 3,607
                                     ======        =====

OTHER EXPENSES

The following represents the most significant categories of other expenses for the three and nine months ended September 30:

                                                Three Months              Nine Months
                                             Ended September 30,       Ended September 30
                                             1999          1998        1999          1998
                                                             (In Thousands)
Advertising                                  $   681      $ 276        $1,794        $ 844
Data processing and MAC fees                     416        301         1,145          854
Office supplies and expenses                     575        394         1,512          979
Professional fees                                211        213           613          614
     All other expenses                        1,111        638         3,309        2,003

                                              $2,994     $1,822        $8,373       $5,294
                                              ======     ======        ======       ======

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

SECURITIES

	The Company transferred securities with an amortized cost of $125.8 million from available for sale to held to maturity during the second quarter of 1999. The securities transferred were municipal securities and US Agency securities. The primary reason for the transfer of the securities was due to tax planning strategies. In connection with this strategy, management re-evaluated its intention with respect to its available for sale portfolio and has concluded that the securities will be held to maturity. The Company transferred these securities at amortized cost rather than fair value, due to the immateriality of the difference between the two on the date of transfer, and the fact that there would be no impact on earnings or earnings per share as a result of the transfer.

NEW BRANCH OPENINGS

	As of September 30, 1999, the Company has opened 17 of the 23 branches announced last year. The remaining six branches will open in the next six months.



ITEM 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

	The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of Main Street
Bancorp, Inc. (the "Company") with a primary focus on an analysis of operating results.

FINANCIAL CONDITION HIGHLIGHTS

	Total assets increased to $1.40 billion at September 30, 1999, compared to $1.16 billion at December 31, 1998, an increase of $240.0 million, or 20.7%. This increase was primarily reflected in securities, loans, bank premises and equipment and other assets.

	Securities increased $113.8 million, or 21.3%, to $648.4 million at September 30, 1999 compared to $534.6 million at December 31, 1998. The increase is due to the purchase of $218.3 million in securities, offset by the securities sales and maturities of $85.6 million. The Company elected to increase its securities portfolio as part of a program to leverage the balance sheet and increase earnings, thereby offsetting a portion of the increased operating expenses that resulted from the Company's branch expansion program. The securities purchases were initially funded with short-term Federal Home Loan Bank advances. Over time, the Company plans to replace most of these short-term borrowings with lower-cost deposits expected to be gathered from the branch expansion plans. The strategic plan also includes replacing securities with higher yielding loans as additional volume is generated from the Company's new markets. The Company's goal is to execute this plan and increase the initial spread of 2% on borrowings and securities into a 4% spread on deposits and loans. Nearly the entire bond securities portfolio is rated AAA by either Standard & Poor or Moodys. There were no derivatives held at September 30, 1999 and no investments in hedge funds. Securities held at September 30, 1999 were primarily government agencies, municipalities, or bank stocks.

	The Company transferred securities with an amortized cost of $125.8 million from available for sale to held to maturity during the second quarter of 1999. The securities transferred were municipal securities and US Agency securities. The primary reason for the transfer of the securities was due to tax planning strategies. In connection with this strategy, management re-evaluated its intention with respect to its available for sale portfolio and has concluded that the securities will be held to maturity. The Company transferred these securities at amortized cost rather than fair value due to the immateriality of the difference between the two on the date of transfer, and the fact that there would be no impact on earnings or earnings per share as a result of the transfer.

	Loans receivable, net of allowance for loan losses of $6.9 million at September 30, 1999 and $7.2 million at December 31, 1998, increased to $623.2 million at September 30, 1999 from $533.4 million at December 31, 1998. The increase of $89.8 million, or 16.8%, was primarily due to an increase in commercial loans. During the first nine months of 1999, the Company provided for $0.8 million in loan losses. See
"Provision for Loan Losses" for a further discussion of the provision.

	Amounts due from mortgage investors decreased from $14.6 million at December 31, 1998 to $3.5 million at September 30, 1999. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for investors for periods ranging from three to twenty-one days.

	Bank premises and equipment, net of accumulated depreciation, increased from $25.7 million at December 31, 1998 to $34.1 million at September 30, 1999. This increase was attributable to the leasehold improvements and purchase of various furniture, fixtures and equipment for the twenty-three branch expansion program.

	Prepaid expenses and other assets increased by 169.4%, or $26.6 million, to $42.3 million at September 30, 1999 from $15.7 million at December 31, 1998. The increase was due to the recording of a $11.6 million receivable for securities that were sold at September 30 but had not settled and also due to the recording of a $6.4 million deferred tax asset relating to the accounting requirements of FASB 115.

	Total deposits, the primary source of funds, increased $199.4 million to $1.018 billion at September 30, 1999 compared to $818.6 million at December 31, 1998, an increase of 24.4%. The increase in deposits was primarily in interest-bearing checking and time deposits. Interest-bearing checking increased from $68.1 million at December 31, 1998 to $144.9 million at September 30, 1999, an increase of $76.8 million, or 112.8%.
The increase was due to the reclassification of the municipal money management account from savings to interest-bearing checking. At September 30, 1999, the Company had $66.1 million in municipal money management accounts. Total time deposits increased $107.2 million, or 33.4%, to $428.5 million at September 30, 1999 from $321.3 million at December 31, 1998.
The increase in time deposits was due to a CD (certificate of deposit) promotion the Bank initiated to increase liquidity in advance of year 2000 (Y2K) uncertainties, provide long term funding for loan and security purchases, and to attract new customers to the Company's new branches. In order to receive the bonus CD rate, customers were required to also open a lower-cost checking and savings account.

	As of September 30, 1999, the Company has opened 17 of the 23 branches in connection with the branch expansion announced last year. These branches have been open an average of 4 months and have gathered $70.3 million in deposits. The mix of these deposits is 42% in checking and savings and 58% in certificates of deposits.

	Other liabilities increased $4.2 million, or 17.5%, to $28.2 million at September 30, 1999 from $24.0 million at December 31, 1998. The slight increase was due to the recording of a $17.6 million payable at September 30, 1999 for securities that were traded but not settled. At December 31, 1998, the Company recorded $16.1 million in securities that were traded but had not settled.

	Other borrowed funds and long-term debt increased $52.9 million, or 23.9%, from $221.1 million at December 31, 1998 to $274.0 million at September 30, 1999. The increase in other borrowed funds and long-term debt was primarily used to fund security purchases. As mentioned above, the Company elected to purchase securities ahead of the in-flow of deposits and loans expected to occur in 2000 and beyond from the addition of 23 new branches in order to offset expected start-up costs in 1999 and 2000 associated with these branch openings.

	Stockholders' equity decreased $12.0 million, or 12.6%, from $94.9 million at December 31, 1998 to $82.9 million at September 30, 1999. The decrease was primarily due to the change in net appreciation (depreciation) on securities available for sale, as required by FASB 115. At December 31, 1998, the Company had $1.2 million in appreciation, and at September 30, 1999, the Company had $11.9 million in depreciation, on securities available for sale. This decrease occurred because of the general increase in interest rates during that period. Should interest rates increase in the future, stockholders' equity could further decrease due to further depreciation of the securities available for sale. Should interest rates decline in future periods, stockholders' equity could increase as a result of appreciation on securities available for sale. FASB 115 requires companies to report the securities classified as "available-for-sale" at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. FASB 115 only addresses one component of the balance sheet, securities, and does not take into account fair value adjustments for the remaining items of the balance sheet. FASB 107 addresses the full balance sheet market value issue but does not require a separate adjustment to stockholders' equity. In addition, the Company does not include the FASB 115 adjustment to stockholders' equity when calculating regulatory capital ratios. Thus, the $11.9 million reduction to equity for securities depreciation at September 30, 1999, had no impact on the Company's regulatory capital adequacy ratios.

RESULTS OF OPERATIONS

Overview

	Net income for the third quarter of 1999 was $770,000
compared to $3.1 million for the third quarter of 1998.    On a
per share basis, basic and diluted earnings were $0.07 and $0.30 for the third quarter of 1999 and 1998, respectively. Earnings for the first nine months of 1999 were $5.2 million compared to $8.2 million a year earlier. Basic earnings per share was $0.49 and $0.79 for the first nine months of 1999 and 1998, respectively. Diluted earnings per share was $0.49 and 0.78 for the first nine months of 1999 and 1998, respectively. During the third quarter of 1999, the Company incurred a one-time, pretax charge of $1.7 million for change in control and severance payments to Allen E. Kiefer, who resigned as President of the Company on August 4, 1999. See "Other Expenses" for further explanation.

Net Interest Income

	Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For the third quarter of 1999, net interest income, calculated on a tax-equivalent basis, increased $1.6 million, or 17.8%, to $10.6 million from $9.0 million in the third quarter of 1998. For the first nine months of 1999, net interest income, calculated on a tax-equivalent basis, was $31.2 million compared to $25.5 million for the first nine months of 1998, an increase of $5.7 million, or 22.4%.

	The increase in net interest income was primarily due to an increase in average interest-earning assets. For year-to-date, average interest-earning assets increased $384.3 million, or 47.1%, from $815.7 at September 30, 1998 to $1.20 billion at September 30, 1999. For the third quarter, average interest-assets increased $379.8 million, or 44.2%, from $860.2 million at September 30, 1998 to $1.20 billion at September 30, 1999.
The increase in average assets consisted mostly of securities, which increased $319.0 million, or 107.2 %, from $297.5 million at September 30, 1998 to $616.5 million at September 30, 1999.
The majority of these securities purchases were funded with FHLB borrowings at an approximate interest rate spread of 2.0%. As mentioned earlier, the Company plans to eventually replace these borrowings with deposits that will be gathered from the new branch openings taking place in 1999.

	Average interest-bearing liabilities increased $399.3 million to $1.13 billion for the third quarter of 1999 compared to $730.7 million for the third quarter of 1998 and increased $385.2 million to $1.07 billion for the year-to-date September, 1999 compared to $684.8 million for the year-to-date September,
1998.   For the third quarter of 1999, the average rate paid on
interest-bearing liabilities was 4.43% compared to 4.50% for the third quarter of 1998. For the year-to-date September, 1999, the average rate paid on interest-bearing liabilities was 4.42% compared to 4.50% for the year-to-date September, 1998. The decrease came from the lower rates paid on other borrowed funds, long-term debt, and money market savings accounts.

	Net interest income calculated on a tax equivalent basis remained flat for the three months ended September 30, 1999 compared to the three months ended June 30, 1999. This was up $700,000 from the $9.9 million earned in the first quarter of 1999. The primary reason net interest income did not increase in the third quarter versus the second quarter of 1999 was the funding of the acquisition of noninterest-earning assets related to the branch openings with interest bearing deposits and borrowings. The bulk of the new branches were opened in late second quarter of 1999. Each branch required vault cash inventories and premises and equipment expenditures. Cash, due from banks, and premises and equipment increased $14.5 million from $ 65.0 million at June 30, 1999 to $79.5 million at September 30, 1999. Another reason net interest margin remained flat in the third quarter of 1999 versus the second quarter of 1999 was the increase in interest expense related to a certificate of deposit promotion for the new branches. The Company raised nearly $100 million of 6.00% certificates of deposit with terms ranging between one and two years. These deposits initially replaced lower cost overnight FHLB deposits with some disintermediation in lower cost savings account. As part of this promotion each customer was required to open a low cost checking and savings account in order to obtain the high rate certificate of deposit.

	When the Company initiated its plan to open 23 new branches in 1999, it anticipated it would be funding certain non-earning assets with interest-bearing liabilities as the branches opened. The Company also anticipated that it would be offering deposit "specials" with aggressive interest rates in order to help attract customers to new branches in new markets. These transactions naturally affect net interest margin negatively and were expected to occur around the time of the opening of the majority of the 23 new branches in 1999. This is one of many of the forecasted cost components of the branch expansion program that has contributed to the decline in earnings from 1998 to 1999.

	The Company believes that the certificate of deposit promotion has been successful in attracting customers who may not have opened accounts as quickly as they have. Each customer has opened checking and savings accounts and the Company is optimistic that the checking and savings account balances in these new accounts will increase in the near future as customers clear outstanding checks in other bank accounts and use our branches more and more, thereby mitigating the initial negative impact on third quarter 1999's net interest margin.

	The Company believes that as the lower-cost checking and savings account balances grow in the new branches, net interest income should continue to increase as it had prior to the third quarter 1999 as these funds are deployed into higher yielding loans and securities. The Company also believes that as the cash inventories and premises and equipment investments in these new branches are leveraged into growth in deposits and loans, the negative impact on net interest margin from these non interest-earning assets will be more than offset by the positive effect on net interest margin from new deposits and loans.

	Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin decreased 73 basis points from 4.13% in the third quarter of 1998 to 3.40% in the third quarter of 1999, calculated on a tax-equivalent basis. Net interest margin decreased 71 basis points from 4.19% for the year-to-date September, 1998 to 3.48% for the year-to-date September, 1999. Net interest margin decreased primarily because the Company conducted a leveraging strategy whereby it increased securities nearly $300.0 million at yields approximately 2.0% above the interest rate paid on funding liabilities. Approximately $200.0 million of funding liabilities were borrowings and $100.0 million were new deposits. Because the spread on this incremental balance sheet expansion was nearly 200 basis points below the Company's net interest margin at the start of the leveraging strategy(during the fourth quarter 1998), the Company's net interest margin has declined. However, the net interest income generated by this balance sheet expansion has been used to offset nearly $6.0 million of operating costs associated with opening 23 new branches, thereby mitigating the Company's earnings dilution from this expansion strategy. As borrowings are replaced with lower cost deposits, and as securities are replaced with higher yielding loans, the Company expects the initial 2.0% spread on this leveraging program to widen and eventually reverse the recent decline in net interest margin.

	In September, 1999, the Company announced it had filed with the SEC a registration statement pursuant to which it would issue junior subordinated debentures to a Delaware business trust that would then sell to the public preferred securities representing an undivided beneficial interest in the trust. The Company expects to raise up to $40.0 million before the end of the year 1999. The Company expects that the interest expense paid on the junior subordinated debentures will exceed the yield on assets these funds will initially purchase. This will negatively impact fourth quarter net interest income and net interest margin. However, these funds will substantially increase tier one capital, thereby allowing the Company to grow while maintaining strong capital ratios. As deposits and loans are obtained from the growth this offering capitalizes, the net interest income and margin from the loans and deposits should exceed the negative effect on net interest income and margin resulting from this offering.

Provision For Loan Losses

	The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $0.8 million for the first nine months of 1999 compared to $2.2 million for the first nine months of 1998. The provision for loan losses was $0.2 million for the third quarter of 1999 and $1.7 million for the third quarter of 1998. During the third quarter of 1998, the Company elected to boost its provision due to the uncertainty regarding economic conditions. The allowance for loan losses to non-performing loans was 98.9% at September 30, 1999, 14.1% better than the 86.7% level at December 31, 1998. See further discussion under "Asset
Quality".

Other Income

	Other income decreased $3.3 million, or 41.8%, from $7.9 million for the first nine months of 1998 to $4.6 million for the first nine months of 1999. Other income decreased $1.4 million, or 43.8%, from $3.2 million in the third quarter of 1998 to $1.8 million in the third quarter of 1999. The decrease in other income for the first nine months and third quarter of 1999 was mostly due to the difference in realized gains and losses on sales of securities and realized losses on mortgages held for sale, which are included in income from mortgage banking activities. Excluding these securities and mortgage held for sale gains and losses, other income increased $1.0 million, or 25.0%, for the first nine months of 1999 compared to 1998 and increased $0.4 million, or 28.6%, in the third quarter of 1999 compared to the same period in 1998. For the first nine months of 1998, the Company realized gains on sales of securities of $3.9 million compared to realized losses on sales of securities of $113,000 for the first nine months of 1999. In the third quarter of 1998, the Company had $1.7 million in realized gains on sales of securities compared to a $35,000 realized loss in the third quarter of 1999. The 1998 realized gains on securities were the result of sales of its available-for-sale equity securities of Pennsylvania banks in order to provide additional revenue to help offset one-time expenses that occurred in 1998. These one-time expenses included $2.0 million of merger related costs, $1.7 million of loan loss provision, and approximately $0.2 million of facilities expenses related to the acquisition and relocation to the Company's new office at 601 Penn Street, Reading, PA.

	Income from mortgage banking activities decreased $0.3 million, or 23.1%, from $1.3 million during the first nine months of 1998 to $1.0 million for the first nine months of 1999 and decreased $0.2 million from $0.5 million in the third quarter of 1998 to $0.3 million in the third quarter of 1999. The decrease was as a result of the accounting treatment for mortgages held for sale. Generally accepted accounting principles require companies to record mortgages held for sale at the lower of cost or market. The resulting gains or losses are primarily a function of interest rate movements. Because interest rates have risen in 1999, which is a normal aspect of the business cycle, the market value of mortgages held for sale declined $223,000, or 4.52% of the $4.9 million in loans classified held for sale. Income from mortgage banking activities also decreased slightly due a slower volume of refinancing business due to the rise in interest rates.

	Customer service fees increased $0.5 million, or 27.9%, to $2.4 million during the first nine months of 1999 compared to $1.9 million for the first nine months of 1998. For the third quarter of 1999, customer service fees increased $0.3 million, or 42.9%, to $1.0 million compared to $0.7 million for the third quarter of 1998. Customer service fees consist of charges for overdrafts and NSF (non-sufficient funds), safe deposit rentals, ATM and other services that are primarily deposit driven. The reason for the increase was the increase in deposit accounts. During 1999, the Company's opened 64,000 new deposit accounts, an increase of 50% over the number at the end of 1998.

	Other income increased $0.3 million, or 157.6%, to $0.5 million for the first nine months of 1999 compared to $0.2 million for the first nine months of 1998 and increased $202,000 to $225,000 for the third quarter of 1999 compared to $23,000 for the third quarter of 1998. Other income increased due to an increase in outside rental income from the lease of space at the Berks County Bank Building and to the reclassification of certain fees on loans.

Other Expenses

	Total other expenses increased $8.6 million, or 45.3%, to $27.6 million for the first nine months of 1999 compared to $19.0 million for the first nine months of 1998. Total other expenses increased $5.1 million, or 85.0%, to $11.1 million in the third quarter of 1999 compared to $6.0 million in the third quarter of 1998.

	Salaries, wages and employee benefits increased $3.5 million, or 38.9%, from $9.0 million for the nine months ended September 30, 1998, to $12.5 million for the first nine months of 1999. In the third quarter of 1999, salaries, wages and employee benefits increased to $4.6 million from $3.2 million in the third quarter of 1998, an increase of 43.8%. Salaries, wages and employee benefits increased due to the opening and hiring of staff at the seventeen new branch locations, fourteen of which opened in the second quarter of 1999 and three of which opened in the third quarter of 1999.

	On August 4, 1999, Allen E. Kiefer resigned as President of the Company. In connection with his resignation, the Company incurred a one-time, pretax charge of $1.7 million in the third quarter for change of control and severance payments the Company was obligated to pay to Mr. Kiefer under agreements he entered into with the former Heritage Bancorp, Inc. in 1997. The
Company also incurred a similar severance payout for another officer during the second quarter of 1999. The former head of Heritage Bancorp's commercial lending elected to exercise the change of control provisions in his contract and the company incurred a pretax charge of $330,000. All change-of-control rights related to last year's Heritage/BCB merger have been waived by current management as part of new employment and change of control agreements executed during 1999.

	Occupancy expense increased $1.3 million, or 81.3%, to $2.9 million for the first nine months of 1999 compared to $1.6 million for the first nine months of 1998. For the third quarter of 1999, occupancy expense was $1.2 million compared to $0.6 million for the third quarter of 1998, an increase of $0.6 million, or 100.0%. The increase was due to lease payments commencing on 17 branches on March 1, 1999 and also due to expenses related to occupying the 17 new branches - such as utilities, maintenance and other facilities expenses.

	For the first nine months of 1998, the Company incurred $2.0 million in one-time merger related costs. This resulted from the May 1, 1998 merger of the Company's predecessors as fully described in the Notes to the Financial Statements.

	Other operating expenses increased $3.1 million, or 58.5%, to $8.4 million for the first nine months of 1999, compared to $5.3 million for the first nine months of 1998. For the third quarter of 1999, other operating expenses increased by $1.2 million, or 66.7%, to $3.0 million from $1.8 million a year earlier. The increase in other expenses occurred in advertising, data processing and MAC fees, office supplies and expenses, and other service fees. An explanation for these increase follows:

	Advertising increased $1.0 million to $1.8 million for the first nine months of 1999 compared to $0.8 million for the first nine months of 1998 and increased $405,000 to $681,000 in the third quarter of 1999 compared to $276,000 in the third quarter of 1998. The increase from last year was due to advertising and marketing in conjunction with the opening of the 17 new branches that opened from the end of March through the end of September. Approximately half of the increases are one-time expenses directly connected to opening the branches.

	Data processing and MAC fees increased $0.2 million, or 22.2%, from $0.9 million in the first nine months of 1998 to $1.1 million in the first nine months of 1999. For the third quarter of 1999, data processing and MAC fees increased $115,000, or 38.2%, to $416,000 from $301,000 in the third quarter in 1998. The increase was a result of increased volume in credit card processing/ATM processing due to the 17 new branches.

	Office supplies and expenses increased $0.5 million, or 50.0%, to $1.5 million for the first nine months of 1999 compared to $1.0 million for the same period in 1998 and increased $181,000, or 45.9%, to $575,000 in the third quarter of 1999 from $394,000 in the third quarter of 1998. The increase was due to supplies necessary to support the Company's growth and the 17 new branches, as well as an increase in the US postage rate.

	Other service fees increased $360,000, or 467.5%, to $437,000 for the first nine months of 1999 compared to $77,000 for the first nine months of 1998. For the third quarter of 1999, other service fees increased $19,000 to $46,000 from $27,000 reported for the same period in 1998. In May of 1999, the Company elected to prepay $45 million in FHLB borrowings and incur a prepayment penalty of $300,000. The Bank elected to make the prepayment in anticipation of significant deposit growth in the upcoming months which will replace the borrowed funds with lower cost deposits. The Company expects this non-recurring prepayment penalty to be earned back over the next twelve months.

Federal Income Taxes

	The provision for federal income taxes was a ($1.8) million benefit for the first nine months of 1999 compared to $2.5 million expense for the first nine months of 1998. For the third quarter of 1999, the provision for federal income taxes was a ($1.1) million benefit compared to $574,000 expense for the third quarter of 1998. The tax benefit in 1999 resulted from a higher level of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans compared to pretax income. This is expected to occur through the remainder of 1999 and the first half of 2000.

Asset Quality

	Non-performing assets as a percentage of total assets decreased from 0.75% at December 31, 1998 to 0.54% at September 30, 1999. Non-performing assets decreased from $8.7 million at December 31, 1998 to $7.6 million at September 30, 1999. The ratio of the allowance for loan losses to non-performing loans was 86.7% at December 31, 1998 and increased to 98.9% at September 30, 1999. Non-performing loans are comprised of non-accrual loans, accruing loans that are 90 days or more past due and restructured loans. The delinquency ratio was 2.50% at December 31, 1998 and declined to 2.10% at September 30, 1999. Given the improvement in the above ratios as well as other qualitative and quantitative factors, the Company permitted the loan loss reserve ratio as a percentage of total loans to decline from 1.34% at December 31, 1998 to 1.10% at September 30, 1999. The loan loss reserve as a percentage of total loans, excluding residential mortgages, was 1.56% at September 30, 1999, down from 1.96% at December 31, 1998.

	Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at September 30, 1999. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions, an increase in loan volume, or for other reasons. Any such increase could adversely affect the Company's results of operations.

Capital

	The Company's Tier 1 capital to risk-weighted assets ratio at September 30, 1999 was 12.66% compared to 14.83% at December 31, 1998. These ratios exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at September 30, 1999 was 13.59% compared to 15.97% at December 31, 1998. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At
September 30, 1999, the Company's leverage ratio was 7.13% versus 8.70% at December 31, 1998. The Company is categorized as "well capitalized" under applicable Federal regulations.

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

	These liquid assets totaled $428.2 million at September 30, 1999 compared to $564.0 million at December 31, 1998. Maturing loans are another source of asset liquidity. At September 30, 1999, the Company estimated that an additional $32.0 million of loans will mature in the next six-month period ended March 31, 2000.

	Liability liquidity can be met by attracting deposits, buying Federal funds or utilizing the facilities of the Federal Reserve System or the FHLB System. The Bank utilizes a variety of these methods of liability liquidity. At September 30, 1999, the Bank had approximately $334.2 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $152.2 million at December 31, 1998. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

Item 3.	Quantitative and Qualitative Disclosures About Market
Risk

	Please refer the annual report on Form 10-K for December
31, 1998. There have been no significant changes regarding market risk since that date.



PART II

Item 1.   Legal Proceedings - None

Item 2.   Change in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -
None

Item 5.   Other Information

Year 2000 Computer Issues

	The Year 2000 (Y2K) poses not just technology issues, but provides an enterprise-wide challenge, not only for the Company, but for all businesses. Senior management and the Board of Directors of the Company have been actively involved in the planning, allocating of resources and monitoring the progress to evaluate and implement corrective actions to assure Y2K readiness. The Company has named the Senior Vice-President and Chief Information Officer as the Y2K officer to oversee the project. The Y2K officer reports to the Board on a quarterly basis and to Senior Management on a monthly basis. Remediation and testing have been completed to ensure that the Company's computer systems will operate in the Year 2000. The Company's software systems are products provided by software vendors, and are not developed in-house. The Company has contacted and continues to work closely with its vendors to ensure their readiness. Many noncomputer systems include embedded technology, such as micro controllers. The Company reviewed our noncomputer systems, looking for any that could be affected by Y2K and did renovations as required. As part of the planning process, the Company has also developed contingency plans that will provide alternative methods of doing business, should it be necessary.

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

	The Company has experienced considerable growth in recent years, which independent of the Y2K issue, has created the need to upgrade some hardware and software. Therefore, it is difficult to isolate expenses and capital investments that have been implemented or accelerated for Y2K from normal business replacement and time spent by the Company personnel working on Y2K issues. Costs, to date which include capital expenditures, are currently estimated at $90,000 (excluding personnel costs), and are not considered material to any one fiscal period. The Company has compiled an estimate of future remediation costs to be $60,000. Should the Company have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material.

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

	The Company's bank subsidiary has many customers and through the use of questionnaires and our calling officers, the Company reviewed our larger customers to determine their potential Y2K risk. No individual customer is significant enough to materially impact the financial position of the Company. However, one concern is that the credit risk associated with lending may increase to the extent that our borrowers or their suppliers or clients do not adequately address Y2K issues. As a result, problem loans and losses could increase. Due to the uncertainties involved, it is not possible to quantify potential losses due to Y2K, if any, at this time.

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

	Senior management has developed a contingency plan to provide operating alternatives for continuation of services to the Company's customers in the event of systems or communication failures at the beginning of the Year 2000. Every significant banking process has a detailed contingency plan which will be tested during the remainder of 1999. Based on the contingency plan, management believes that the Company will be able to continue to operate in the Year 2000 even if some systems fail. In a worst case scenario, due to the size of the Company, we believe that we would be able to operate in a manual mode until normal operations could be restored. This procedure could require changing of schedules and significant hiring of temporary staff, which would increase cost of operations. If this procedure were to continue for any extended period of time, or if we ultimately had to change our banking application software vendor, the cost could be material.

	Management believes that adequate resources are available to fund and address the Year 2000 issues and that the costs associated with bringing the Company into compliance will not have a material impact on the Company's financial condition and results of operation. However, with all remediation, testing and contingency plans there is no guarantee that these steps will fully mitigate all failures and problems. In addition, the Company relies on various third party providers, such as telecommunications and utility companies, where alternative sources or arrangements are limited or unavailable. While the Company continues to address Y2K issues, and work with our vendors and corporate customers to identify, assess and control potential Y2K risks, the Company does not manage these businesses and therefore, potential uncertainties remain.

Item 6.	Exhibits and Reports on Form 8 - K

	(a)	Exhibits

	3.1	Articles of Incorporation of Main Street Bancorp,
Inc., incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

	3.2	Bylaws of Main Street Bancorp, Inc., incorporated
herein by reference to Exhibit 3.2 of the Registration Statement
No. 333-44697 on Form S-4 of the registrant.

	10.1	Executive Employment Agreement, dated August 13, 1999,
among Main Street Bancorp, Inc, Main Street Bank and Nelson R.
Oswald.

	10.2	Executive Employment Agreement, dated August 13, 1999,
among Main Street Bancorp, Inc, Main Street Bank and Robert D.
McHugh, Jr.

	10.3	Executive Employment Agreement, dated August 13, 1999,
among Main Street Bancorp, Inc, Main Street Bank and Richard A.
Ketner.

	10.4	Executive Employment Agreement, dated August 13, 1999,
among Main Street Bancorp, Inc, Main Street Bank and Steven A.
Ehrlich.

	10.5	Executive Employment Agreement, dated August 13, 1999,
among Main Street Bancorp, Inc, Main Street Bank and Norman E.
Heilenman.

	10.6	Deferred Compensation Agreement, dated October 14,
1999 by and between Main Street Bancorp, Inc. and Nelson R.
Oswald.

	10.7	Deferred Compensation Agreement, dated October 14,
1999 by and between Main Street Bancorp, Inc. and Robert D.
McHugh, Jr.

	10.8	Deferred Compensation Agreement, dated October 14,
1999 by and between Main Street Bancorp, Inc. and Richard A.
Ketner.

27	Financial Data Schedule.

	(b)Reports on Form 8 - K - None



                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						MAIN STREET BANCORP, INC.

						(Registrant)


November 9, 1999  			/s/ Robert D. McHugh, Jr.____
						Robert D. McHugh, Jr.
						Executive Vice President and
						Treasurer



EXHIBIT INDEX

Exhibit No.		Description

3.1				Articles of Incorporation of Main Street
				Bancorp, Inc., incorporated herein by
				reference to Exhibit 3.1 of the Registration
				Statement No. 333-44697 on Form S-4 of the registrant.

3.2				Bylaws of Main Street Bancorp, Inc.,
				incorporated herein by reference to Exhibit
				3.2 of the Registration Statement No.
				333-44697 on Form S-4 of the registrant.

10.1				Executive Employment Agreement, dated
				August 13, 1999, among Main Street Bancorp,
				Inc, Main Street Bank and Nelson R. Oswald.

10.2				Executive Employment Agreement, dated
				August 13, 1999, among Main Street Bancorp,
				Inc, Main Street Bank and Robert D.
				McHugh, Jr.

10.3				Executive Employment Agreement, dated
				August 13, 1999, among Main Street Bancorp,
				Inc, Main Street Bank and Richard A. Ketner.

10.4				Executive Employment Agreement, dated
				August 13, 1999, among Main Street Bancorp,
				Inc, Main Street Bank and Steven A. Ehrlich.

10.5				Executive Employment Agreement, dated
				August 13, 1999, among Main Street Bancorp,
				Inc, Main Street Bank and Norman E.
				Heilenman.

10.6				Deferred Compensation Agreement, dated
				October 14, 1999 by and between Main Street
				Bancorp, Inc. and Nelson R. Oswald.

10.7				Deferred Compensation Agreement, dated
				October 14, 1999 by and between Main Street
				Bancorp, Inc. and Robert D. McHugh, Jr.

10.8				Deferred Compensation Agreement, dated
				October 14, 1999 by and between Main Street
				Bancorp, Inc. and Richard A. Ketner.

27				Financial Data Schedule.





Page <1>