Form 10-K405
period 1999-12-31
MAIN STREET BANCORP INC
filed 2000-03-29
CIK 1060558

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended December 31, 1999, or

()       TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (no fee required), for the transition period from _______________ to ______________.

Commission file number:  0-24145

                            MAIN STREET BANCORP, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

     Pennsylvania                                      23-2960905
----------- -------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

Registrant's telephone number, including area code: (610)685-1400
Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
          Common Stock ($1.00 par value)

          9.625% Junior Subordinated Debentures

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes       [X]                       No     [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


         The aggregate market value of common stock of the Registrant held by nonaffiliates, based on the closing sale price as of March 8, 2000 was $87,774,732. As of March 8, 2000, the Registrant had 10,449,846 shares of Common Stock outstanding.

         Documents incorporated by reference: Portions of the Proxy Statement of the Registrant relating to the Registrant's Annual Meeting to be held on April 19, 2000 are incorporated by reference into Part III of this report.

                            MAIN STREET BANCORP, INC
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----
Part I

         Item 1. Business                                          3
         Item 2. Properties                                       23
         Item 3. Legal Proceedings                                23
         Item 4. Submission of Matters to a Vote of Security
                 Holders                                          23

Part II

         Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters                     23
         Item 6.  Selected Financial Data                         25
         Item 7.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                      26
         Item 7A. Quantitative and Qualitative Disclosures
                  About Market Risk                               47
         Item 8.  Financial Statements and Supplementary Data     50
         Item 9.  Changes In and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure                                      78
Part III

         Item 10. Directors and Executive Officers of the
                  Registrant                                      78
         Item 11. Executive Compensation                          78
         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management                           78
         Item 13. Certain Relationships and Related
                  Transactions                                    78

Part IV

         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                             79

Signatures

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Main Street Bancorp, Inc. ("the Company") is a Pennsylvania corporation headquartered in Reading, Pennsylvania and, at December 31, 1999 was a bank holding company for Main Street Bank ("the Bank") and also the parent company of MBNK Investment Company and MBNK Capital Trust I. The Bank operates under the Berks County Bank, Heritage Bank and Main Street Bank divisions. The Bank is a Pennsylvania-chartered bank and member of the Federal Reserve System.

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

 MARKET OVERVIEW

         At December 31, 1999, the Bank operated forty-three full service branches in Berks, Bucks, Chester, Dauphin, Lancaster, Lehigh, Montgomery, Northhampton and Schuylkill Counties in Pennsylvania as well Hunterdon County, New Jersey. The Bank also operated 10 loan production offices in Berks, Bucks, Chester, Columbia, Lackawanna, Lancaster, Lehigh, Montgomery and Schuylkill Counties. In February 2000, the Bank opened an office in Douglassville, Berks County and will open its forty-fifth branch in Doylestown, Bucks County in May 2000.

PRODUCTS AND SERVICES

         The Bank offers a range of commercial and retail banking services to its customers, including personal and business checking and savings accounts, certificates of deposit, residential mortgage, consumer and commercial loans, and private banking services. The Bank also performs personal, corporate, pension and other fiduciary services through its Trust and Investment Services division. In addition, the Bank provides safe deposit boxes, traveler's checks, credit cards, wire transfer of funds, ACH (Automated Clearing House) origination and other typical banking services. The Bank is a member of the MAC/Plus network. This membership provides customers with access to automated teller machines worldwide.

         The Company continues to update its product offering in order to remain competitive. In January 2000, the Company introduced on-line home banking (PC Banking). The Company intends to offer discount brokerage services, 401(k) and employee benefit plans, alternative investment services and general insurance products in the next six to twelve months.

SUPERVISION AND REGULATION

         Various requirements and restrictions under the laws of the United States and the Commonwealth of Pennsylvania affect the Company and the Bank.

General

         The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Bank ("FRB") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company's activities and those of its subsidiaries are limited to the business of banking and activities closely related or incidental to banking and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB.

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

Regulatory Restrictions on Dividends

         State and federal banking laws and regulations limit the amount of dividends that may be paid by the Bank to the Company. As of December 31, 1999, the Bank had retained earnings of approximately $49,765,000 available for payment of dividends to the Company.

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

         As part of the legislation, a new formula was adopted whereby BIF insured institutions, such as the Bank, would be required to share in the burden of repayment of the FICO bonds issued to finance the FSLIC in the 1980s. Commencing in calendar year 1997, the only deposit insurance cost for most well-capitalized, well-managed BIF insured and SAIF insured institutions was the FICO bond payments. For years 1997 through 1999, SAIF insured institutions paid approximately 6.5 cents per $100 in deposits toward the FICO bond payments while BIF insured institutions paid approximately 1.22 cents per $100 in deposits. During 1999 the Bank paid $98,000 to the FDIC. From the year 2000 to 2017, both SAIF insured institutions and BIF insured institutions will be assessed at the same rates to fund the remaining debt service on the FICO bonds. The rate is approximately 2.08 cents per $100 in deposits.

         Finally, the legislation also contained a prohibition against the FDIC assessing any deposit insurance premiums against well-managed, well-capitalized banks when BIF reserves are at or above the statutory reserve requirement of 1.25% of total insured deposits. This resulted in the Bank paying $0 for deposit insurance premiums in 1999.

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

Gramm-Leach-Bliley Financial Modernization Act of 1999

         On November 12, 1999, the president signed into law the Gramm-Leach-Bliley Financial Modernization Act. This historic and wide-reaching legislation will provide the banking industry with new opportunities to compete at the local, national and global levels, allowing banks to better serve their ever-changing customer needs. This comprehensive legislative package contains a variety of provisions of significant benefit to the banking industry, including language which greatly expands the powers of banks and bank holding companies to sell any financial product or service, reforms the Federal Home Loan Bank System to significantly increase community banks' access to loan funding, and protects banks from discriminatory state insurance regulation. The bill includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.


YEAR 2000 COMPUTER ISSUES

         The Company successfully planned for the Year 2000 (Y2K) event and did not experience system problems, deposit run-off or loan problems related to our customer's Y2K readiness. In anticipation of the potential for deposit run-off and as part of its cash contingency plan, the Company purchased a sufficient amount of cash from the Federal Reserve to add the Bank's normal cash inventory. This cash was used to increase the normal cash levels in the Bank's ATMs for a higher volume of customer withdrawal activity via that medium and to have extra cash on hand in the event of heavier than normal customer withdrawals. Neither event occurred and the extra cash was sold back to the Federal Reserve Bank the week following December 31, 1999. In the months following December 31, 1999, the Company has not experienced any problems from customers or systems related to the Y2K event. The cost to the Company for Y2K preparations was immaterial.


MAIN STREET HOLDINGS

         Main Street Holdings is a wholly-owned subsidiary of the Bank. Main Street Holdings will provide investment holding services for the Bank, the Company and other related affiliated companies in the consolidated group. These services will include, but will not be limited to, asset/liability management
(ALCO), investment monitoring, including call provisions, quality management, liquidity analysis, conformity to the state banking investment regulations and FDIC guidelines. Main Street Holdings commenced operation in 1999.

GRANITE MORTGAGE COMPANY

         In November 1999, the Bank acquired Granite Mortgage Company of Springfield, Virginia. Granite Mortgage Company is a mortgage broker, originating residential mortgages in the Metro D.C. area including Northern Virginia and Maryland. The Bank purchase price was $1,500,000, of which $550,000 was paid at settlement, $50,000 was placed in escrow and the remaining balance of $900,000 is due after the mortgage company meets certain performance goals.

OTHER AFFILIATED ENTITIES

          In addition, the Company or the Bank holds equity interests in certain entities that provide mortgage brokerage and real estate settlement and title services. The operations of these subsidiaries were immaterial to the Company on a consolidated basis.

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

LOAN PORTFOLIO

         At December 31, 1999 the Bank's loan portfolio consisted of commercial loans, residential one-to-four-family mortgage loans and consumer loans. Commercial loans are primarily made to small businesses and professionals in the form of term loans and for working capital purposes with maturities generally between one and five years. The majority of these commercial loans are collateralized by real estate and further secured by personal guarantees. At December 31, 1999 the Bank had $338.1 million in commercial loans of which 64.5% are fixed rate loans and 35.5% are floating rate loans.

         The Bank's commercial lending staff generates and services commercial and commercial real estate loans ranging from $25,000 to $10.0 million. The Bank's philosophy is to develop a total banking relationship with its commercial customers by providing all of their lending, deposit and personal banking needs. New business is generated mostly through referrals from accountants, attorneys, realtors, existing customers and media advertising.

         The credit risk associated with the Bank's commercial loan portfolio is greater than the credit risk associated with residential real estate lending. However, the Bank believes that this is mitigated by the fact that the majority of the commercial loan portfolio is real estate secured and carries the personal guaranty of the principals. Asset-based loans and unsecured loans account for a small percentage of the Bank's loan portfolio.

         The Bank's consumer loan portfolio consists primarily of home equity term loans, home equity lines of credit, installment loans and credit card borrowings. Although consumer lending also entails greater risk than residential lending, the Bank's consumer lending portfolio is largely real estate based and the Bank's experience with home equity lending has been that these loans provide good yields, collateral coverage and repayment history. Unsecured loans and automobile loans, which entail greater risk, account for a small percentage of the loan portfolio because these loans are generally provided only as an accommodation for existing customers or in conjunction with an individual switching his or her entire banking relationship to the Bank. At December 31, 1999, the Bank had $93.8 million in consumer loans of which 49.2% are fixed rate loans and 50.8% are floating rate loans.

         The Bank is one of the largest originators of residential mortgage loans in the area. This includes all mortgage loans and loans in low and moderate income areas. The Bank is a full service residential lender offering a wide variety of conventional, FHA/VA and alternative credit programs. The Bank is an active participant in the secondary market and sells loans to several investors, the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie MAC"). The Bank originates all mortgage loans directly through employees who are full-time mortgage consultants. At December 31, 1999, the Bank had $181.7 million in residential mortgage loans of which 51.1% are fixed rate loans and 48.9% are floating rate loans.

         Twenty to thirty year fixed rate mortgages are sold in the secondary market unless the loan is retained at the specific request of the customer or due to size (i.e., jumbo loans) or other reasons the loan was not underwritten to secondary market standards and was deemed suitable for retention in the Bank's portfolio. At any one time, the Bank may hold thirty year fixed rate mortgages as available for sale pending disposition in the secondary market. The Bank generally does not retain servicing rights on loans sold except for on the loans sold to Freddie MAC. In addition, the Bank offers selected mortgage products which meet either the investment objectives of the Company or are designed specifically to meet community lending needs. To serve these community lending needs, the Bank selectively retains a portion of mortgage loans in all categories.

         The Bank underwrites generally in accordance with secondary market guidelines. Loans in excess of 80% of appraised value are required to have mortgage insurance placed with an appropriate coverage based upon the loan to value ratio. The Bank utilizes private mortgage insurance through several companies and FHA Insurance and VA Guaranty. As a community bank, the Bank recognizes the need to provide home mortgage financing to all segments of the market. In that regard, the Bank does have special community based lending programs that provide financing for home purchases with greater than 80% loan to value ratios without credit enhancement. This special program is reviewed and approved annually by the Board of Directors.

         With respect to commercial real estate loans, the Bank's lending policy adheres to the Uniform Real Estate Lending Standards promulgated by federal regulators. These standards outline the permitted loan to value ratios for various types of real estate loans. Loans in excess of the standards are reported to the Company's Board of Directors on a quarterly basis.

         The Company's loans, net of deferred loan fees at December 31, 1999 totaled $665.7 million, an increase of $125.1 million, or 23.1%, compared to net loans at December 31, 1998 of $540.6 million. This follows an increase of $57.0 million, or 11.8%, from the $483.6 million amount of net loans at December 31, 1997. These increases reflect continued loan demand from the Company's target customers.

         The following table sets forth the Company's loans by major categories as of the dates indicated.

                                                         At December 31,
                                                         ---------------
                                     1999          1998           1997           1996           1995
                                     ----          ----           ----           ----           ----
                                                       (In thousands)
Commercial, Financial and
  Agricultural                      $ 337,751      $ 280,107      $ 222,050      $ 178,021     $ 136,594
Real estate - construction             52,251         16,624         15,091         10,662         8,506
Real estate - mortgage                182,137        171,268        175,978        152,139       125,556
Consumer Loans to individuals          92,764         71,926         70,077         62,092        53,526
                                    ---------      ---------      ---------      ---------     ---------
                                      664,903        539,925        483,196        402,914       324,182

Less deferred loan fees (costs)          (824)          (692)          (380)            52           850
                                    ---------      ---------      ---------      ---------     ---------
      Total loans                   $ 665,727      $ 540,617      $ 483,576      $ 402,862     $ 323,332
                                    =========      =========      =========      =========     =========




Loan Maturity and Interest Rate Sensitivity


         The amount of loans outstanding by category as of December 31, 1999, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                       At December 31, 1999
                                                       --------------------

                                                     More Than
                                                     One Year
                                         One Year    Through       Over             Total
                                         or Less     Five Years    Five Years       Loans
                                         --------    ----------    ----------       -----
                                                       (Dollars in Thousands)

Commercial                              $171,096      $101,548      $ 65,442      $338,086
Construction                              24,402         5,599        22,199        52,200
Mortgage                                  29,908       115,979        35,783       181,670
Consumer                                  62,796        19,790        11,185        93,771
                                        --------      --------      --------      --------
  Total (1)                             $288,202      $242,916      $134,609      $665,727
                                        ========      ========      ========      ========
Loans with fixed rate                   $ 73,768      $227,524      $ 55,495      $356,787
Loans with floating rate                 214,434        15,392        79,144       308,970
                                        --------      --------      --------      --------
  Total (1)                             $288,202      $242,916      $134,639      $665,757
                                        ========      ========      ========      ========


Percent composition by maturity            43.29%        36.49%        20.22%       100.00%
                                          ========      ========      ========      ========
Fixed rate loans as a percentage
  of total loans maturing                  11.08%        34.18%         8.33%        53.59%
                                         ========      ========      ========      ========
Floating rate loans as a percentage
  of total loans maturing                  32.21%         2.31%        11.89%        46.41%
                                          ========      ========      ========     ========

(1)      Includes deferred loan fees (costs)

         In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

         At December 31, 1999, 53.6% of total loans were fixed rate compared to 53.0% at December 31, 1998. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Risk Management."

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

         The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                                At December 31,
                                    --------------------------------------------------------

                                        1999     1998       1997       1996       1995
                                        ----     ----       ----       ----       ----
                                                         (Dollars in thousands)
    Loans accruing, but past due
    90 days or more                   $  513    $  867     $1,293      $  460      $1,841

    Total non-accrual loans            5,323     7,353      4,878       3,496       2,790

    Restructured loans                   106       113         73          79          85
                                      ------    ------     ------      ------      ------

    Total non-performing loans (1)     5,942     8,333      6,244       4,035       4,716

    Foreclosed real estate               459       401        465       1,183       1,336
                                      ------    ------     ------      ------      ------

    Total non-performing
     assets (2)                       $6,401    $8,734     $6,709      $5,218      $6,052
                                      ======    ======     ======      ======      ======

    Non-performing loans as a
     percentage of total loans,
     net of unearned income            0.90%     1.54%      1.29%       1.00%       1.46%
                                       =====     =====     ======      ======      ======

    Non-performing assets as a
     percentage of total assets        0.43%     0.75%      0.82%       0.78%       1.19%
                                       =====     =====     ======      ======      ======


(1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due which are insured for credit loss, and (iii) restructured loans.

(2) Nonperforming assets are comprised of non-performing loans and foreclosed real estate.

         The following summary shows the impact on interest income of nonaccrual and restructured loans for the periods indicated:

                                              Year Ended December 31,
                                              -----------------------
                                           1999        1998         1997
                                           ----        ----         ----
                                              (Dollars in thousands)

    Interest income that would have
     been recorded had the loans been in
      accordance with their
      original terms                       $422        $605         $392

    Interest income included in net
      income                                153         126           82

         Restructured loans are loans whose terms have been modified, because of a deterioration in the financial position of the borrower, to provide for a reduction of either interest or principal. At December 31, 1999, there were three restructured loans in the amount of $106,000.

         At December 31, 1999, the Company had no foreign loans. The Company did have loan concentrations exceeding 10% of total loans to Real Estate and Apartment Operators/Lessors in the amount of $88.1 million, or 13.4% of total loans. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

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

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 1999, all identified potential problem loans were included in the preceding table except for $7.7 million of loans included on the Banks' internal watch list.

         The Banks had no credit exposure to "highly leveraged transactions" at December 31, 1999, as defined by the FRB.

ALLOWANCE FOR LOAN LOSSES

         A detailed analysis of the Company's allowance for loan losses for each of the years in the five year period ended December 31, is as follows:

                                                       Years Ended December 31,
                                   -----------------------------------------------------------------------
                                        1999           1998         1997        1996           1995
                                   -----------------------------------------------------------------------
                                                       (Dollars in thousands)

Balance at beginning of year:        $  7,222      $  5,738      $  5,072      $  4,883      $  4,449

   Charge-offs:
      Commercial                          309           207            97           497           283
      Real estate-mortgage              1,216           440           300           344           173
      Consumer                            435           302           308           154           132
                                     --------      --------      --------      --------      --------

         Total Charge-offs           $  1,960      $    949      $    705      $    995      $    588
                                     --------      --------      --------      --------      --------

    Recoveries:
      Commercial                          111            59           128           236           146
      Real estate-mortgage                350            84            56            29            20
      Consumer                             62            80            47            52            28
                                     --------      --------      --------      --------      --------

          Total recoveries           $    523      $    223      $    231      $    317      $    194
                                     --------      --------      --------      --------      --------
    Net charge-offs                     1,437           726           474           678           394
    Provision for loan losses           1,217         2,210         1,140           867           828
                                     --------      --------      --------      --------      --------
Balance at end of year               $  7,002      $  7,222      $  5,738      $  5,072      $  4,883
                                     ========      ========      ========      ========      ========
Average loans outstanding (1)        $595,032      $517,944      $444,839      $357,831      $308,044
                                     ========      ========      ========      ========      ========
As a percent of average loans (1):
    Net charge-offs                      0.24%         0.14%         0.11%         0.19%         0.13%
    Provision for loan losses            0.20%         0.43%         0.26%         0.24%         0.27%
    Allowance for loan losses            1.18%         1.39%         1.29%         1.42%         1.59%

Allowance as a percent of each
 of the following:
    Total loans, net of
     unearned income                   1.05%         1.34%         1.19%         1.26%         1.51%
    Total non-performing loans       117.84%        86.67%        91.90%       125.70%       103.54%

(1)  Includes non-accruing loans

         Management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential, reasonably anticipated losses. This determination necessarily includes a review of loans that are current, but for which management has determined for a variety of reasons require more careful monitoring going forward. The dollar amount charged to earnings is determined based upon several factors including: a continuing review of delinquent, classified and non-accrual loans, large loans, and overall portfolio quality; regular examination and review of the loan portfolio by regulatory authorities; analytical review of loan charge-off experience, delinquency rates, other relevant historical and peer statistical ratios; and management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio.

         Determining the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was adequate at December 31, 1999. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

          The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. At December 31, 1999, approximately 5.3% of the allowance for loan losses is unallocated to protect the Company against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                             AT DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------

                                  1999                  1998              1997                 1996                  1995
                                  ----                  ----              ----                 ----                  ----

                                     Percent               Percent              Percent            Percent               Percent
                                     of Loans              of Loans             of Loans           of Loans              of Loans
                                     in Each               in Each              in Each            in Each               in Each
                                     Category              Category             Category           Category              Category
                          Amount     to Loans     Amount   to Loans   Amount    to Loans   Amount  to Loans    Amount    to Loans
                          ------     ---------    ------   --------   -----     --------   ------  --------    ------    --------
                                             Dollars in thousands)
Allocation of
    allowance for loan
    losses:

Commercial, financial
   and agricultural      $  4,661     50.78%      $4,124     51.85%    $1,819     46.06%   $1,398     44.17%    $1,568     42.15%
Real Estate -
   Mortgage                   978     27.29%         981     31.67%       689     36.31%      509     37.72%       469     38.77%
Real Estate -
   Construction               290      7.84%          72      3.15%        56      3.11%       73      2.73%        64      2.77%
Consumer loans
   to individuals             699     14.09%         544     13.33%       709     14.52%      292     15.38%       311     16.31%
Unallocated                   374                  1,501                2,465               2,800                2,471
                            -----                  -----                ------              -----                ------

Total                    $  7,002    100.00%      $7,222    100.00%    $5,738    100.00%   $5,072    100.00%    $4,883    100.00%
                           ======                 ======               ======              ======               ======    ======

SECURITIES PORTFOLIO

         The Company's securities portfolio is intended to provide liquidity, help manage interest rate risk and contribute to earnings without exposing the Company to credit risk. As a result of the Company's recent growth, the securities portfolio has grown significantly from $534.6 million at December 31, 1998 to $700.0 million at December 31, 1999. This significant increase is due in large part to leveraging programs that used FHLB advances and the significant deposit inflows at existing and new branches to fund both loan originations and securities purchases. The purpose of these leverage programs is to target earnings growth and net interest margin increases while managing liquidity, credit, market and interest rate risk. From time to time, a leveraging program may attempt to achieve current earnings benefits from future growth in deposits that management is reasonably confident will occur.

         A summary of securities available for sale and securities held to maturity at December 31, 1999, 1998, and 1997 follows:

                                                   Securities                              Securities
                                           Available for Sale                       Held To Maturity
                                             at December 31,                          at December 31,
                                  ----------------------------------     --------------------------------------
                                  1999         1998         1997         1999         1998      1997
                                  ----         ----         ----         ----         ----      ----
(In Thousands)
U.S. Treasury                   $ 29,464     $  9,256     $ 10,801     $      0     $      0     $      0
U.S. Government agencies         130,251      192,705       32,981      121,657                    60,724
State and municipal              190,937      233,615       45,538      139,505            0       10,165
Mortgage-backed and asset-
  backed securities (1)           67,570       57,583      103,132          598            0            0
Other securities (2)              46,945       39,491       12,953           25           25           25
                                --------     --------     --------     --------      -------     --------
Total Amortized Cost of
  Securities                    $465,167     $532,650     $205,405     $261,785     $     25     $ 70,914
                                ========     ========     ========     ========     ========     ========

Total Fair Value of
  Securities                    $438,173     $534,526     $209,106     $235,829     $     25     $ 71,769
                                ========     ========     ========     ========     ========     ========

(1) All of these obligations consist of U.S. Government Agency issued securities.

(2) Comprised mostly of FHLB stock, Federal Reserve Bank stock and Pennsylvania community bank stocks.

         The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 1999. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.

                                                         Available for Sale
                                                         December 31, 1999
                             -------------------------------------------------------------------------------------------------
                                                        (Dollars In Thousands)

                                                   After 1 Year      After 5 Years
                                                       But                But             After 10 Years
                                Within 1 Year     Within 5 Years    Within 10 Years     or no maturity (1)           Total
                               -------------      --------------    ---------------    -----------------        ----------------
                              Amount    Yield     Amount   Yield      Amount   Yield     Amount     Yield       Amount     Yield
                              ------    -----     ------    -----     ------   -----     ------     -----       ------     -----

Amortized Cost:
U.S. Treasury Securities    $      0        0%   $  6,142   6.362%    $ 23,322  6.363     $      0        0     $ 29,464    6.363%
U.S. Government Agencies           0        0       6,982   6.805       74,668  6.747       48,601    6.576      130,251    6.686
State and Municipal            3,492    8.556      17,138   8.341          740  8.378      169,567    7.184      190,937    7.318
Mortgage-backed and
  asset-backed securities          0        0         601   6.363        3,299  6.426       63,670    6.552       67,570    6.544
Other Securities                   0        0           0       0            0      0       46,945    6.355       46,945    6.259
                            --------   ------   ---------    -----   --------   -----     --------   ------     --------    -----
Total securities
  available for sale        $  3,492    8.556%   $ 30,863   7.561%    $102,029   6.661%   $328,783    6.853%    $465,167    6.861%
                            ========    =====    ========   ======   =========   =====     ========   =====     ========    =====


                                                         Held to Maturity
                                                        December 31, 1999
                          -----------------------------------------------------------------------------------------------
                                                       (Dollars In Thousands)


                                                   After 1 Year     After 5 Years
                                                      But                  But          After 10 Years
                               Within 1 Year     Within 5 Years    Within 10 Years     or no maturity (1)        Total
                               -------------     --------------    ---------------     ------------------   -------------
                               Amount   Yield    Amount   Yield    Amount   Yield     Amount    Yield       Amount    Yield
                               --------------    --------------   ---------------     ------------------     ---------------
Amortized Cost:
  U.S. Treasury Securities         0       0%     $  0      0%     $   0       0%     $      0        0%           0       0%
  U.S. Government Agencies         0       0         0      0          0       0       121,657    6.581      121,657   6.581
  State and Municipal              0       0         0      0          0       0       139,505    7.420      139,505   7.420
  Mortgage-backed and
    asset-backed securities        0       0         0      0          0       0           598    6.071          598   6.071
  Other Securities                 0       0         0      0         25   7.500             0        0           25   7.500
                              ------   -----    ------  -----    -------   -----       -------    -----      -------    ----
  Total securities
    Held to maturity               0       0%     $  0      0%    $   25   7.500%     $261,760    7.027%    $261,785   7.027%
                              ======   =====    ====== ======    =======   =====      =========   =====     ========   =====

(1) The majority of the securities listed in this category are callable or likely to repay within five years.

         The Company maintains a securities portfolio for the secondary application of funds as well as a secondary source of liquidity. At December 31, 1999, securities having an amortized cost of $432.5 million were pledged as collateral for public funds and other purposes as required or permitted by law.

         Neither the Company nor the Bank held securities of any one issuer, excluding U.S. Treasury and U.S. Government Agencies, that exceeded 10% of stockholders' equity at December 31, 1999 or any prior period end.

DEPOSIT STRUCTURE

         The following is a distribution of the average balances of the Bank's deposits and the average rates paid thereon for the years ended December 31, 1999, 1998 and 1997.

                                            Year Ended December 31,
                                       1999                1998               1997
                                 --------------      --------------     --------------
                                 Amount    Rate      Amount    Rate     Amount    Rate
                                 ------    ----      ------    ----     ------    ----
                                                   (Dollars in thousands)

Demand--non-interest bearing  $ 103,805   ----%    $ 72,866    ----%  $ 63,970   ----%
Demand--interest-bearing        110,771   3.02%      62,915    1.67%    39,360   2.07%
Savings                         328,123   3.36%     278,860    3.75%   220,247   3.40%
Time deposits                   376,985   5.34%     290,147    5.43%   241,301   5.31%
                               --------   -----     -------    -----  --------   -----

  Total deposits               $919,684   3.75%    $704,788    3.87%  $564,878   3.74%
                               ========   =====   =========    =====   ========  =====

         The following is a breakdown, by maturities, of the Bank's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1999.

                                                      December 31, 1999
                                                       (In thousands)
                                           Time            Other
                                           CD's            Time          Total
                                           ----            ----          -----

Maturing in:

Three months or less                     $ 9,665           $   115           $ 9,780
Over three through six months             13,182                --            13,182
Over six through twelve months             8,142                --             8,142
Over twelve months                        30,636                --            30,636
                                         -------           -------           -------

  Total                                  $61,625           $   115           $61,740
                                         =======           =======           =======

Long-Term Debt and Other Borrowed Funds

         The Bank maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were approximately $4.9 million and $0.6 million at December 31, 1999 and 1998.

         The Bank had other short-term borrowings from the FHLB at December 31, 1999 and 1998 in the amount of $202.7 million and $81.2 million, respectively. The December 31, 1999 balance outstanding was due in 2000. The December 31, 1999 balance had an average interest rate of 5.30%.

         The Bank has entered into repurchase agreements with other institutions in the amount of $56.8 million at December 31, 1999. Borrowings under these agreements have terms ranging from one to three months and are collateralized by certain investment securities. In addition, the Bank enters into agreements with customers as part of its cash management services where the Bank sells securities to the customer overnight with the agreement to repurchase them at par. Securities sold under these agreements generally mature one day from the transaction date. This amount totalled $10.1 million at December 31, 1999. The securities underlying all of these agreements were under the Bank's control.

         The following table sets forth information regarding short-term borrowings at and for the periods ended December 31, 1999, 1998 and 1997.

                                                 1999        1998       1997
                                                 ----        ----       ----
                                                         (In Thousands)
Short-term advances from the FHLB bearing
  interest at a weighted average
  rate of 5.15%, 4.95% and 5.78% as of
  December 31, 1999, 1998
  and 1997, respectively: ................     $202,675     $ 81,200     $ 27,500

Securities sold under agreements to
  repurchase at a weighted average rate of
  5.75%, 4.59% and 5.62% as of
  December 31, 1999, 1998 and 1997,
  respectively: ..........................       66,905        4,228        8,204
                                               --------     --------     --------

                                               $269,580     $ 85,428     $ 35,704
                                               ========     ========     ========

Maximum amount of short-term advances
  from the FHLB outstanding at any
  month-end during the years ended
  December 31, 1999, 1998 and 1997: ......     $202,675     $ 81,200     $ 67,896

Maximum amount of securities sold under
agreements to repurchase outstanding at
any month-end during the years ended
December 31, 1999, 1998 and 1997: ........       66,905        4,228       24,758
                                               --------     --------     --------

                                               $269,580     $ 85,428     $ 92,654
                                               ========     ========     ========

Average amount of short-term advances
  outstanding during the years ended
  December 31, 1999, 1998 and 1997 at
  weighted average interest rates of
  5.30%, 5.59% and 5.68%, respectively ...     $158,356     $ 40,766     $ 33,999

Average amount of securities sold under
  Agreements to repurchase
  outstanding During the years ended
   December 31, 1999, 1998 and 1997 at
  weighted average interest rates
 of 4.99%, 4.42% and4.92%, respectively:...      24,243        3,800          675
                                               --------     --------     --------

                                               $182,599     $ 44,566     $ 34,674
                                               ========     ========     ========

         The Bank's maximum borrowing capacity with the FHLB is substantially equivalent to its short and long-term borrowings at December 31, 1999. Advances from the FHLB are secured by qualifying assets of the Banks.

ITEM 2.  PROPERTIES

         The Company's headquarters are located at 601 Penn Street, Reading, Pennsylvania. At December 31, 1999, the Bank operated 43 full service community banking offices and 10 loan production offices. Of the forty-three banking offices, 18 are owned, 4 are land leases only and 21 are building and land leases from independent owners. Of the 10 loan production offices, 6 are leased from independent owners.


ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Bank is, from time to time, a party (plaintiff or defendant) to lawsuits that are in the normal course of the Company's and the Bank's business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and the Bank, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and the Bank.

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

                                                             Dividends
          Year        Quarter        High          Low       Per Share
          1999          4th         13-3/8        9-7/16      $0.14
                        3rd         14-1/2        11-5/8       0.14
                        2nd         17-1/4       14-1/16       0.14
                        1st         18-3/4        14-7/8       0.14
          1998(1)       4th         20-3/4        16-1/4      $0.14
                        3rd         21-1/32       16-1/8       0.13
                        2nd(2)      24-1/16       19-5/8       0.13

         (1)Restated to reflect a 7 percent stock dividend paid on December 15, 1998.

         (2)From May 1, 1998 (Effective date of formation of Main Street Bancorp, Inc.)

         At March 8, 2000, the total number of holders of record of the Company's common shares was approximately 6,600.

         For certain limitations on the Banks' abilities to pay dividends to the Company, see "Description of Business - Supervision and Regulation" hereof and
Note 19 to "Notes to Consolidated Financial Statements."

ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                                                                       At or for the
                                                                                   Year ended December 31,
                                                                                   -----------------------
                                                             1999               1998         1997             1996           1995
                                                             ----               ----         ----             ----           ----

INCOME STATEMENT DATA:
     Total interest income                         $    85,889       $    65,719      $   54,463     $    41,809     $    36,413
     Total interest expense`                            49,502            33,264          25,978          18,654          15,803
                                                     ------------       -----------      ----------     -----------     -----------
     Net interest income                                36,387            32,455          28,485          23,155          20,610
     Provision for loan losses                           1,217             2,210           1,140             867             828
     Other income                                        6,820            10,301           4,535           3,559           2,769
     Other expenses                                     36,617            25,092          19,234          16,536          16,350
     Federal income taxes (benefit)                     (2,574)            3,711           3,317           2,428           1,890
                                                     ------------       -----------      ----------     -----------     -----------
     Net income                                   $      7,947       $    11,743      $    9,329     $     6,883     $     4,311
                                                     ============       ===========      ==========     ===========     ===========


PER SHARE DATA:
     Earnings per share (1)
        Basic                                     $       0.76       $      1.13      $     1.02     $      0.82     $      0.51
        Diluted                                           0.76              1.12            1.00            0.82            0.50
     Cash dividends declared per share(1)                 0.56              0.49            0.36            0.30            0.25
     Book value per share (1)(2)                          7.54              9.14            8.60            7.16            6.71
     Book value per share, realized (1)(2)(3)             9.22              9.02            8.37            7.12            6.62
     Average shares outstanding (1)(2)              10,414,195         0,357,974         184,980       8,345,300       8,482,808

BALANCE SHEET DATA:
     Total assets                                 $  1,496,747       $ 1,158,541      $  813,863     $   666,476     $   509,917
     Total loans,net                                   658,725           533,395         477,838         397,790         318,449
     Total securities                                  699,958           534,551         280,020         203,236         138,388
     Total deposits                                  1,024,516           818,550         626,760         518,567         432,988
     Borrowings                                        359,434           221,072          84,758          81,120          16,275
     Junior subordinated deferrable
        interest debentures                             10,000                --              --              --              --
     Total stockholders' equity                   $     78,778       $    94,912      $   88,720     $    59,785     $    56,311

PERFORMANCE RATIOS:
     Return on average assets                             0.61%             1.28%           1.28%           1.22%           0.90%
     Return on average stockholders' equity               9.02%            12.34%          13.16%          12.05%           7.95%
     Net interest margin (4)                              3.53%             4.03%           4.30%           4.54%           4.73%
     Total other expenses as a percentage
        of average assets                                 2.80%             2.73%           2.63%           2.93%           3.42%

ASSET QUALITY RATIOS:
     Allowance for loan losses as a percentage
        of loans                                          1.05%             1.34%           1.19%           1.26%           1.51%
     Allowance for loan losses as a
         percentage of non-performing loans(5)          117.84%            86.67%          91.90%         125.70%         103.54%
     Non-performing loans as a percentage of
        total loans, net (5)                              0.90%             1.54%          12.90%           1.00%           1.46%
     Non-performing assets as a percentage of
        total assets (5)                                  0.43%             0.75%           0.82%           0.78%           1.19%



     Net charge-offs as a percentage of
        average  loans, net                                 0.24%             0.14%           0.11%           0.19%           0.13%

LIQUIDITY AND CAPITAL RATIOS:
     Equity to assets (6)                                   6.73%            10.34%           9.71%          10.14%          11.34%
     Tier 1 capital to risk-weighted assets (7)            13.48%            14.83%          17.56%          14.81%          17.04%
     Leverage ratio (7)(8)                                  7.43%             8.70%          10.93%           9.81%          11.60%
     Total capital to risk-weighted assets (7)             14.38%            15.97%          18.72%          16.06%          18.24%
     Dividend payout ratio                                 73.59%            43.57%          35.13%          36.25%          48.67%

         (1) Per common share data are adjusted for all stock dividends and stock splits effected through December 31, 1999.
         (2) Based upon total shares issued and outstanding at the end of each respective period.
         (3)      Realized Book value excludes the effect of FASB 115.
         (4) Represents net interest income as a percentage of average total-interest earning assets, calculated on a tax-equivalent basis.
         (5) Non-performing loans are comprised of (I) loans which are on a nonaccrual basis, (II) accruing loans that are 90 days or more past due which are insured for credit loss, and (III) restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure).
         (6)      Based upon average daily balances for the respective periods.
         (7) Based on Federal Reserve Board risk-based capital guidelines, as applicable to the Company.
         (8) The leverage ratio is defined as Tier 1 capital to average total assets.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition Highlights

         Main Street Bancorp, Inc.'s (the "Company's") total assets increased $338.2 million from $1.159 billion at December 31, 1998 to $1.497 billion at December 31, 1999, an increase of 29.2%. This increase was primarily reflected in cash and due from banks, securities, loans, bank premises and equipment and accrued interest receivable and other assets.

         Cash and amounts due from banks, interest-bearing deposits (which are held at Federal Home Loan Bank of Pittsburgh, "FHLB") and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $21.0 million to $50.5 million at December 31, 1999. The increase was due to the opening of 21 new branches in 1999 and also due to higher cash inventories at year-end due to the possibility of Year 2000 ("Y2K") related customer withdrawals. The Company did not incur any Y2K related computer problems nor does the Company expect to incur any additional expense related to Y2K.

         Total securities increased $165.4 million, or 30.9%, to $700.0 million at December 31, 1999 compared to $534.6 million at December 31, 1998. The increase is due to the purchase of $305.3 million in securities, offset by the securities sales and maturities of $111.3 million. In December of 1998, the Company announced a 23 branch expansion program. As a result, the Company elected to increase its securities portfolio as part of a program to leverage the balance sheet and increase earnings, thereby offsetting a portion of the increase in operating expenses that resulted from the branch expansion program. The securities purchases were initially funded with short-term FHLB advances. As the deposits from these new branches are gathered, the Company plans to replace these short-term borrowings with lower-cost deposits. The strategic program also includes replacing securities with higher yielding loans as additional volume is generated from the Company's new and existing markets.

         Loans receivable, net of allowance for loan losses of $7.0 million at December 31, 1999 and $7.2 million at December 31, 1998, increased to $658.7 million at December 31, 1999 from $533.4 million at December 31, 1998, an increase of 23.5%. The increase was primarily due to an increase in commercial and commercial real estate construction loans.

         Amounts due from mortgage investors decreased from $14.6 million at year-end 1998 to $5.0 million at year-end 1999. These amounts represent loans originated by the Company for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for such investors for periods ranging from three to forty-five days.

         Bank premises and equipment, net of accumulated depreciation, increased from $25.7 million at year-end 1998 to $36.5 million at year-end 1999. The increase was largely attributable to the leasehold improvements and the purchase of various furniture, fixtures and equipment for the 21 new branches opened in 1999.

         Accrued interest receivable and other assets increased $25.6 million from $15.7 million at December 31, 1998 to $41.3 million at December 31, 1999. The increase was due to the recording of $14.6 million in deferred tax assets and due to the increase in accrued interest on the loan and securities portfolios.

         Total liabilities increased $354.3 million, or 33.3% , from $1.064 billion at year-end 1998 to $1.418 billion at December 31, 1999. During this period, deposits increased by 25.2%, from $818.6 million at December 31, 1998 to $1.025 billion at December 31, 1999. The increase in deposits was primarily in interest-bearing checking and time deposits. Interest-bearing checking increased from $68.1 million at December 31, 1998 to $137.4 million at December 31, 1999. Time deposits increased from $321.3 million at December 31, 1998 to $437.5 million at year-end 1999, an increase of 36.2%. Non-interest bearing demand deposits increased 19.4% to $122.3 million at December 31, 1999 from $102.4 million at December 31, 1998. $112.7 million of the increases in the deposit accounts are attributable to the twenty-one new branches opened in 1999. The average time these 21 new branches were open in 1999 was 5.9 months. Two more branches will open in early 2000. As mentioned above, management intends to replace short-term borrowings with lower-cost deposits as they are gathered from the new branches.

         Other borrowed funds increased $188.3 million, or 218.8%, to $274.4 million at December 31, 1999 from $86.1 million at December 31, 1998. Long-term borrowings from the FHLB decreased $50.0 million, or 37.0%, to $85.0 million at December 31, 1999. The net increase in borrowed funds was used primarily to fund securities purchases. As mentioned above, the Company elected to purchase securities ahead of the in-flow of deposits and loans expected to occur from the addition of the 23 new branches in order to offset expected start-up costs in 1999 and 2000 associated with these branch openings.

         In December 1999, the Company issued $10.0 million of 9.625% junior subordinated deferrable interest debentures to MBNK Capital Trust I, a wholly-owned subsidiary of the Company. The Trust then issued $10.0 million preferred securities to investors. The preferred securities are redeemable by the Company on or after December 31, 2004. The preferred securities must be redeemed upon maturity of the debentures on December 31, 2029. For regulatory capital purposes, the company was permitted to include 100% of these trust preferred securities as Tier I capital.

         Stockholder's equity decreased $16.1 million, or 17.0%, from $94.9 million at December 31, 1998, to $78.8 million at December 31, 1999. The decrease was attributable to unrealized losses on securities available for sale, net of taxes, as required by FASB 115. At December 31, 1998, the Company had $1.2 million in unrealized gains and at December 31, 1999 the Company had $17.5 million in unrealized losses on securities available for sale. This decrease occurred because of the general increase in interest rates during that period. Should interest rates increase in the future, stockholders' equity could further decrease due to further unrealized losses of the securities available for sale. Should interest rates decline in future periods, stockholders' equity could increase as a result of unrealized gains on securities available for sale. FASB 115 requires companies to report the securities classified as "available for sale" at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component on stockholders' equity. FASB 115 only addresses one component of the balance sheet - securities - and does not take into account fair value adjustments for the remaining items of the balance sheet. FASB 107 addresses additional balance sheet market values but does not require a separate adjustment to stockholders' equity. These amounts are disclosed in the audited financial statements in footnote 21 on page 35. The FASB 115 adjustment is not included when calculating the Company's regulatory capital ratios.

Results of Operations for the Years Ended December 31, 1999, 1998, and 1997

Overview

         The Company's net income for the year ended December 31, 1999 was $7.9 million compared to $11.7 million for the year ending December 31, 1998. The 1999 net income was 32.3% less that than the 1998 net income. The 1998 net income was 25.9% more than the $9.3 million in 1997. On a per share basis, basic earnings were $0.76, $1.13 and $1.02 for 1999, 1998 and 1997, respectively. Diluted earnings per share were $0.76, $1.12 and $1.00 for 1999, 1998 and 1997, respectively. The decrease in 1999 is attributable to severance payments made to two former Heritage Bank executives as well as the planned expenses associated with the branch expansion program. Operating income, which excludes these severance payments and losses on sales of securities for 1999, was $9.4 million or 90 cents per share, both basic and diluted.

Analysis of Net Interest Income

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The chart on page 11, Average Balances, Average Rates, and Net Interest Margin, provides an analysis of net interest income on a tax-equivalent basis, setting forth for the periods (i) average assets, liabilities and stockholders' equity,
(ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Company's net interest margin.


                                  Average Balances, Average Rates, and Net Interest Margin
Years Ended                        December 31, 1999                 December 31, 1998            December 31, 1997
-----------                        -----------------                  -----------------            -----------------

                                                           Interest              Interest                        Interest
                                   Average     Income/     Yield/    Average    Income/     Yield/     Average    Income/     Yield/
(Dollars in thousands)              Balance    Expense(1)  Rate(2)   Balance   Expense(1)  Rate(2)      Balance  Expense(1)  Rate(2)
                                   -------    ----------  -------   -------   ----------  -------      -------  ----------  -------

INTEREST-EARNING ASSETS:
  Interest-bearing deposits
   at banks                   $       651   $     34      5.22%   $  1,124    $    61      5.43%  $     4,384    $    248    5.66%
                                  -------     ------      ----     -------      -----      ----        ------       -----    ----
  Taxable securities              340,309     21,942      6.45     241,599     15,545      6.43       190,906      12,671    6.64
  Tax-exempt securities           291,754     21,473      7.36     102,778      7,729      7.52        52,867       4,144    7.84
                                  -------     ------      ----     -------      -----      ----        ------       -----    ----
      Total securities            632,063     43,415      6.87     344,377     23,274      6.76       243,773      16,815    6.90
                                  -------     ------      ----     -------      -----      ----        ------       -----    ----
  Federal funds sold                  470         23      4.89       3,990        218      5.46           670          36    5.37
                                  -------     ------      ----     -------      -----      ----        ------       -----    ----

  Commercial loans (3)            334,152     28,396      8.50     265,896     23,602      8.88       207,043      18,768    9.06
  Mortgage loans                  180,759     14,177      7.84     184,330     14,794      8.03       171,239      13,684    7.99
  Installment loans                80,121      6,835      8.53      67,718      6,245      9.22        66,557       6,226    9.35
                                  -------     ------      ----     -------      -----      ----        ------       -----    ----

    Total loans(4)                595,032     49,408      8.30     517,944     44,641      8.62       444,839      38,678    8.69
                                  -------     ------      ----     -------      -----      ----        ------       -----    ----

     Total interest-
      earning assets            1,228,216     92,880      7.56     867,435     68,194      7.86       693,666      55,777    8.04
Unrealized gains (losses) on
 available for sale
 securities                        (9,951)                           5,512                                 781
Allowance for loan losses          (7,048)                          (6,344)                             (5,409)
Non-interest earning assets        96,610                           53,871                              41,395
                                  -------                            -------                            ------

    Total assets              $ 1,307,827                         $920,274                         $   730,433
                              ===========                         ========                         ===========


INTEREST-BEARING LIABILITIES:

Demand deposits,
  interest-bearing            $   110,771   $  3,340      3.02%   $ 62,915    $ 1,050      1.67%  $    39,360    $    814    2.07%
Savings deposits                  328,123     11,036      3.36     278,860     10,450      3.75       220,247       7,495    3.40
Other time deposits               376,985     20,113      5.34     290,147     15,768      5.43       241,301      12,810    5.31
                                  -------     ------      ----     -------     ------      ----       -------      ------    ----
  Total deposits                  815,879     34,489      4.23     631,922     27,268      4.32       500,908      21,119    4.22
Other borrowed funds              186,821      9,899      5.30      46,855      2,490      5.31        35,396       2,000    5.65
Junior subordinated
   debentures                         639         61      9.55
Long-term debt                    102,480      5,053      4.93      64,401      3,506      5.44        52,061       2,859    5.49
                                  -------      -----      ----      ------      -----      ----        ------       -----    ----
  Total interest-bearing
    liabilities                 1,105,819     49,502      4.48     743,178     33,264      4.48        588,365      25,978   4.42
                                              ------      ----                 ------      ----                     ------    ----
Demand deposits,
  non-interest bearing            103,805                           72,866                              63,970
Other non-interest
  bearing liabilities              10,141                            9,051                               7,189
                                   ------                            -----                               -----

    Total liabilities           1,219,765                          825,095                             659,524
Stockholders' equity               88,062                           95,179                              70,909
                                   ------                           ------                              ------
Total liabilities
  and stockholders'
  equity                        $1,307,827                       $920,274                           $  730,433
                                ==========                       ========                           ==========
Net interest income                         $ 43,378                           $34,930                             $ 29,799
                                             ========                          =======                             ========
Net interest margin(5)                                   3.53%                           4.03%                                 4.30%
                                                         ====                            ====                                  ====

(1)      Includes loan fee income.

(2)      Yields on investments are calculated on amortized cost.

(3) Full taxable equivalent basis, using a 35% effective tax rate and adjusted for the disallowance of the deduction for interest expense to carry bank eligible tax-exempt securities and loans.

(4)      Loans outstanding include non-accruing loans.

(5) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.

1999 vs. 1998

         Net interest income, on a tax-equivalent basis, increased $8.5 million, or 24.2%, to $43.4 million in 1999 from $34.9 million in 1998. The increase in net interest income was primarily due to an increase in average interest-earning assets. For the year, average interest-earning assets increased $360.8 million, or 41.6%, to $1.228 billion from $867.4 million a year ago. The increase in average interest-earning assets occurred primarily in average securities. Average securities increased $287.7 million to $632.1 million at December 31, 1999 from $344.4 million at year-end 1998. The majority of these securities purchases were funded with FHLB borrowings. As mentioned previously, the Company plans to eventually replace these securities with higher-yielding loans as the loans are generated from the new market areas.

         Net interest margin, which is the difference between interest earned and interest paid, divided by average total-interest earning assets, decreased 50 basis points to 3.53% for the year ended December 31, 1999 compared to 4.03% for the year ended December 31, 1998, calculated on a tax equivalent basis. The primary reasons net interest margin decreased were the significant increase in noninterest-earning assets related to the branch openings and the significant amount of securities funded by borrowings at an approximate spread of 2%. The Company used some borrowings to purchase noninterest-earning assets, i.e. fixed assets, instead of using these proceeds for interest-earning assets.

         Interest income earned on interest-earning assets increased $24.7 million, or 36.2%, to $92.9 million for the year ending December 31, 1999 compared to $68.2 million for the year ending December 31, 1998, calculated on a tax-equivalent basis. Interest income from securities increased $20.1 million, or 86.5%, to $43.4 million for the year ending December 31, 1999 compared to $23.3 million for the year ending December 31, 1998. Interest income from loans increased $4.8 million, or 10.7%, to $49.4 million for the year ending December 31, 1999 compared to $44.6 million for the year ending December 31, 1998. The yield on average interest-earning assets, calculated on a tax-equivalent basis, decreased from 7.86% at December 31, 1998 to 7.56% at December 31, 1999, primarily due to the addition of securities at yields below 7.86% and a lower average prime rate during 1999.

         The Company's total interest expense increased $16.2 million, or 48.8%, to $49.5 million in 1999 from $33.3 million in 1998. The average rate paid on interest-bearing liabilities was maintained at 4.48% for both 1999 and 1998. While the cost of deposits actually decreased 9 basis points in 1999 to 4.23% from 4.32% in 1998, the mix of funding which had a greater percent of borrowings due to the expansion plan resulted in no overall net change in the average rate paid on total interest bearing liabilities. Average interest-bearing liabilities increased $362.6 million, or 48.8%, to $1.106 billion in 1999 from $743.2 million in 1998. In December of 1999, the Company issued $10 million of junior subordinated deferrable interest debentures at 9.625%.

         Average interest-bearing deposits increased $184.0 million, or 29.1%, to $815.9 million at December 31, 1999 compared to $631.9 million at December 31, 1998. The average rate paid on interest-bearing deposits decreased 9 basis points from 4.32% in 1998 to 4.23% in 1999. During the latter half of 1999, the Company ran several certificate of deposit promotions for the new branches. The Company raised approximately $90.0 million (net of rollovers) of approximately 6.00% certificates of deposit with terms ranging between one and two years. As part of this promotion, each customer was required to open both a low-cost checking and savings account to obtain the high-rate certificate of deposit.

         When the Company initiated its plan to open 23 new branches in 1999, it anticipated it would be funding certain non interest-earning assets with interest-bearing liabilities as the branches opened. The Company also anticipated that it would be offering deposit "specials" with aggressive interest rates in order to help attract customers to new branches in new markets. These transactions naturally affect net interest margin negatively and were expected to occur around the time of the opening of the majority of the 23 new branches in 1999. This is one of many of the forecasted cost components of the branch expansion program that has contributed to the decline in earnings in 1999 compared to 1998.

         Average other borrowed funds and average long-term borrowings increased $178.0 million, or 160.0%, to $289.3 million at December 31, 1999 from $111.3 million at December 31, 1998. As mentioned previously, the Company used the proceeds from borrowings to purchase securities at an approximate spread of 2.0%. As borrowings are replaced with lower-cost deposits and as securities are replaced with higher yielding loans, the Company expects the initial 2.0% spread to widen, which should cause net interest margin to increase in the future.

         Average non-interest bearing deposits increased to $103.8 million in 1999 from $72.9 million at December 31, 1998. During 1999, the Company continued an incentive based compensation program to encourage branch employees to bring in non-interest bearing demand and lower-cost savings deposits. The Company also continued to offer free checking in an overall effort to lower its cost of funds by attracting significant volumes of new deposits at incremental rates below rates on time deposits or borrowings.

  1998 vs. 1997

         Net interest income, on a tax-equivalent basis, increased $5.1 million, or 17.2%, to $34.9 million in 1998 from $29.8 million in 1997. The increase in net interest income was primarily due to an increase in total interest income on interest-earning assets, offset by an increase in interest expense on interest-bearing liabilities. Net interest margin decreased 27 basis points to 4.03% for the year ended December 31, 1998 compared to 4.30% for the year ended December 31, 1997, calculated on a tax-equivalent basis. Net interest margin decreased in 1998 primarily due to a decrease in the average yield on security and loans. This was due to a 75 basis point decrease in prime rate late in 1998, an overall decrease in securities yields in 1998 and an increase in securities as a percentage of total earning assets (because securities generally yield less than loans yield).

         The Company's total interest income on a tax-equivalent basis increased by $12.4 million to $68.2 million during 1998, from $55.8 million in 1997. Interest income from securities increased $6.5 million, or 38.4%, from $16.8 million in 1997 to $23.3 million in 1998, calculated on a tax-equivalent basis. Interest income on securities increased due to an increase in the average balance of securities, from $243.8 million at December 31,1997 to $344.4 million at December 31, 1998. During 1998, the Company chose to purchase mostly tax-free, municipal securities to lower its effective tax rate from the statutory rate of 34% to 24% and also as part of a program to leverage the balance sheet and increase earnings. Interest income on loans, calculated on a tax-equivalent basis, increased from $38.7 million in 1997 to $44.6 million in 1998. The yield on average loans decreased slightly, from 8.69% in 1997 to 8.62% in 1998. This slight decrease was due to the prime rate decreasing 75 basis points in late 1998.

         The Company's total interest expense increased $7.3 million, or 28.0%, to $33.3 million in 1998 from $26.0 million in 1997. This was due to a $154.8 million increase in the volume of average interest-bearing liabilities, or 26.3%, to $743.2 million at December 31, 1998 from $588.4 million at December 31, 1997. The average rate paid on interest-bearing liabilities, remained substantially the same, increasing 6 basis points, or 1.4%, from 4.42% in 1997 to 4.48% in 1998.

         The average rate paid on interest-bearing deposits increased 10 basis points, or 2.4%, from 4.22% in 1997 to 4.32% in 1998. This was due to an increase in the volume of cash management savings and municipal deposits at interest rates above 1997's average cost of funds. Average interest-bearing deposits increased from $500.9 million at December 31, 1997 to $631.9 million at December 31, 1998 while total interest expense on deposits increased $6.2 million from $21.1 million in 1997 to $27.3 million in 1998.

         Interest expense on time deposits increased $3.0 million, or 23.1%, from $12.8 million during 1997 to $15.8 million in 1998. This increase was due to a $48.8 million, or 20.2%, increase in the average volume of time deposits from $241.3 million in 1997 to $290.1 million in 1998.

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

         During 1998, average non-interest bearing personal and business demand (checking) deposits increased to $72.9 million from $64.0 million at December 31, 1997. As mentioned previously, the Company offers a compensation program to encourage branch employees to bring in the non-interest bearing demand and lower-cost savings deposits. The Company also continued to offer free checking in an overall effort to lower its cost of funds by attracting significant volumes of new deposits at incremental rates below rates on time deposits or borrowings.

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


                                                                      Years Ended December 31,
                                                                      ------------------------
                                                      1999 vs. 1998                             1998 vs. 1997
                                                      Change due to                             Change due to
                                                      -------------                             -------------
                                            Average      Average      Increase        Average      Average      Increase
                                            Volume        Rate       (Decrease)       Volume         Rate     (Decrease)
                                            ------        ----       ----------       ------         ----     ----------
                                                                  (In thousands)
Interest earned on:
  Interest-bearing deposits
    with banks                 $    (26)       $     (1)       $    (27)       $   (184)       $     (3)       $   (187)
  Federal funds sold               (192)             (3)           (195)            178               4             182
  Securities (1)                 20,562            (421)         20,141           7,251            (792)          6,459
  Loans (1)                       6,916          (2,149)          4,767           6,490            (527)          5,963
                               --------        --------        --------        --------        --------        --------
Total interest income          $ 27,260        $ (2,574)       $ 24,686        $ 13,735        $ (1,318)       $ 12,417
                               --------        --------        --------        --------        --------        --------

Interest paid on:
 Interest-bearing demand
    and savings deposits       $  2,645        $    231        $  2,876        $  2,482        $    709        $  3,191
  Time deposits                   4,719            (373)          4,346           2,593             365           2,958
  Borrowed funds                  9,572            (556)          9,016           1,325            (188)          1,137
                               --------        --------        --------        --------        --------        --------
Total interest expense         $ 16,936        $   (698)       $ 16,238        $  6,400        $    886        $  7,286
                               --------        --------        --------        --------        --------        --------
Net interest income            $ 10,324        $ (1,876)       $  8,448        $  7,335        $ (2,204)       $  5,131
                               ========        ========        ========        ========        ========        ========

 (1) Interest income is reported on a tax-equivalent basis, using a 35% statutory tax rate and adjusted for the disallowance of the deduction for interest expense to carry bank eligible tax-exempt securities and loans.


Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management of the Company based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's evaluations are based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $1.2 million for 1999 compared to $2.1 million for 1998 and $ 1.1 million for 1997. The Company significantly increased its allowance for loan losses in 1998 due to the increasing uncertainty regarding economic conditions. However, due to improving conditions and asset quality ratios, management did not provide for as much in loan loss provision in 1999. Non-performing assets were 0.43% of total assets at December 31, 1999, 0.75% of total assets at December 31, 1998, and 0.82% of total assets at December 31, 1997.

Other Income

         Other income decreased $3.5 million, or 33.8%, from $10.3 million in 1998 to $6.8 million in 1999. This compares to $4.5 million in 1997. The decrease in other income was mostly due to the difference in realized gains and losses on sales of securities and realized losses on mortgages held for sale. Excluding these securities and mortgages held for sale gains and losses, other income increased $1.8 million, or 39.0%, to $6.2 million for the year ending December

31, 1999 from $4.4 million in 1998. During 1999, the Company realized losses on sales of securities of $96,000 compared to realized gains on sales of securities of $4.3 million in 1998. The 1998 realized gains on securities were the result of sales of its available-for-sale equity securities of Pennsylvania banks in order to provide additional revenue to help offset one-time expenses that occurred in 1998. These one-time expenses included $2.0 million of merger related costs, $1.7 million in loan loss provisions and approximately $0.2 million of facilities expense related to the acquisition and relocation of the Company's new headquarters to 601 Penn Street, Reading, PA.

         Income from customer service fees increased $1.1 million, from $2.6 million in 1998 to $3.7 million in 1999. This compares to $2.1 million in 1997. Customer service fees consist of charges for overdrafts and NSF (non-sufficient funds), safe deposit rentals, ATM, and other services that are primarily deposit driven. Income from mortgage banking activities decreased $0.7 million, or 33.9%, from $2.0 million in 1998 to $1.3 million in 1999 and increased from $1.0 million in 1997 to $2.0 million in 1998. Income from mortgage banking activities represents income generated from mortgages originated and sold in the secondary market. The decrease from 1998 to 1999 was due to the required accounting treatment to mark mortgages held for sale to lower of cost or market and also due to slower volume of mortgages being refinanced because of the rise in interest rates. The 1998 increase was due to an increase in new home construction, refinancings and the expansion of the Company's geographic market into Bucks, Chester, Lancaster and Lehigh counties. Should interest rates continue to rise throughout 2000, it is possible that income from mortgage banking activities could decline from 1999 and 1998 levels. Other income increased $0.3 million from $0.4 million in 1998 to $0.7 million in 1999. Other income also increased $0.2 million in 1998 from $0.2 million in 1997. The increase in other income in 1999 and 1998 was due primarily to outside rental income from the lease of space at the Berks County Bank Building.

Other Expenses

         Total other expenses increased $11.5 million, or 45.9%, to $36.6 million in 1999. This compares to $25.1 million in 1998 and $19.2 million in 1997. Salaries, wages and employee benefits increased $4.4 million, or 36.0%, from $12.4 million in 1998 to $16.8 million in 1999. Salaries, wages and employee benefits increased due to the opening and hiring of staff at the twenty-one new branch locations. In 1998, salaries, wages and employee benefits increased by

$2.5 million. This was due to the opening of two new branches in Hamburg and Robesonia and additional back room support required to support the growth of the Company.

         During 1999, the Company incurred a $2.0 million pre-tax charge for change of control payments to two former Heritage executives. The Company was obligated to pay the executives under agreements they entered into with the former Heritage Bancorp, Inc. in 1997. All other change of control rights related to the 1998 Heritage/BCB merger have been renegotiated by current management as part of new employment and change of control agreements executed during 1999.

         Occupancy expenses increased $2.0 million, or 96.3%, to $4.1 million in 1999 from $2.1 million in 1998. This compares with a 46.5% increase in 1998, from $1.4 million at December 31, 1997. This 1999 increase resulted from the commencement of lease payments on March 1, 1999 for seventeen of the twenty-one branches opened in 1999. The 1998 increase was due to the opening of the Hamburg and Robesonia branches and one-time expenses related to occupying the new corporate headquarters at 601 Penn Street, Reading, Pa., known as the Berks County Bank Building. The Company moved into the Berks County Bank Building in April of 1998.

         Equipment depreciation and maintenance increased 55.5% to $2.4 million in 1999 from $1.6 million in 1998 and from $1.4 million in 1997. The increase from 1999 and 1998 was due mostly to the depreciation and maintenance on equipment for the twenty-one new branches.

         Other operating expenses and merger costs increased $2.2 million, or 24.2%, to $11.3 million in 1999 compared to $9.1 million in 1998 and $6.5 million in 1997. During 1998, one-time merger related costs, consisting primarily of professional fees and related transaction costs, totaled $2.0 million. The increases in other operating expenses occurred in advertising, data processing and MAC fees and office supplies and expense.

         Advertising increased $1.3 million, or 102.9%, to $2.5 million in 1999 from $1.2 million in 1998 and from $1.0 million in 1997. The increase in 1999 was due to advertising and marketing in conjunction with the opening of the 21 new branches. Approximately half of the increase was expenses directly connected to opening the branches. The increase from 1997 to 1998 was due to the opening and promotion of the Hamburg and Robesonia branches.

         Data processing and MAC fees increased $0.6 million, or 52.8%, to $1.8 million in 1999 from $1.2 million in 1998 and from $1.0 million in 1997. The increase was the result of an increase in the volume of new accounts in 1999 and 1998 and also due to increased credit card processing.

         Office supplies and expense increased $0.7 million, or 58.9%, to $2.0 million in 1999 from $1.3 million in 1998 and from $1.1 million in 1997. This increase in 1999 was for supplies necessary to support the Company's growth and the 21 new branches. The increase in 1998 was to support the addition of two new branches that year.

         Professional fees remained relatively the same at $0.8 million in 1999 and 1998 and was $0.9 million in 1997. Professional fees include fees to consultants, attorneys and accountants.

Provision for Income Taxes

         The provision for federal income taxes was a $2.6 million benefit for the year ended December 31, 1999 compared to a $3.7 million expense in 1998 and a $3.3 million expense in 1997. The tax benefit in 1999 resulted from a higher level of tax-exempt interest income earned on bank-qualified municipal securities and tax free loans compared to pretax income. A reconciliation of the statutory income tax at a rate of 34% is included in footnote No.10 to the consolidated financial statements.

Asset Quality

         Non-performing assets as a percentage of total assets decreased by 42.7% during 1999 to 0.43% at year-end 1999 and from 0.75% at year-end 1998. Non-performing assets decreased from $8.7 million at December 31, 1998 to $6.4 million at December 31, 1999. Non-performing assets are comprised of nonaccrual loans, accruing loans that are 90 days or more past due, foreclosed real estate and restructured loans. It is the Company's policy to classify a loan as non-accrual within 10 days after the month end in which the loan becomes 90 days past due for either principal or interest.

         The balance in the allowance for loan losses was $7.2 million, or 1.34% of total loans at December 31, 1998 compared to $7.0 million, or 1.05% of total loans at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 117.8% at December 31, 1999 compared to 86.7% at December 31, 1998. Given the improvement in the above non-performing loan ratios, the Company permitted the allowance for loan losses as a percentage of total loans to decline. The balance in the allowance for loan losses was 1.49% of total loans excluding residential mortgages at December 31, 1999 compared to 2.04% at December 31, 1998. It has been the Company's experience that the percentage of loan losses has been substantially less in its residential mortgage portfolio than in its commercial loan portfolio. At December 31, 1999, 29.3% of the Company's loan portfolio was in residential mortgage loans, compared to 33.1% at December 31, 1998.

         As a financial institution which assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential, reasonably anticipated losses. The amount charged against earnings is based upon several factors including, at a minimum, each of the following:

                  -a continuing review of delinquent, classified and nonaccrual loans, large loans, and overall portfolio quality. This continuous review assesses the risk characteristics of both individual loans and the total loan portfolio;

                  -analytical review of loan charge-off experience, delinquency rates and other relevant historical and peer statistical ratios;

                  -management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio;

                  -regular examinations and reviews of the loan portfolio by the bank's regulators and outside CPA firm.

         When it is determined that the prospect for recovery of the principal of a loan has significantly diminished, that portion of the loan is immediately charged against the allowance account. Subsequent recoveries, if any, are credited to the allowance account. In addition, nonaccrual and large delinquent loans are reviewed monthly to determine potential losses.

         Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at December 31, 1999. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons. Any such increase could adversely affect the Company's results of operations.

Market Risk and Interest Rate Risk Management

          Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company's market risk is composed primarily of interest rate risk. The Company's Asset/Liability Committee ("ALCO") is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The operations of the Company do not subject it to foreign currency exchange or commodity price risk. Also, the Company does not utilize interest rate swaps, caps or other hedging transactions.

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

         The following tables present a summary of the Company's interest rate sensitivity at December 31, 1999 and 1998, calculated on a beta-adjusted basis. For purposes of these tables, the Company has used assumptions based on industry data and the Company's historical experience to calculate the expected maturity of securities and loans because, statistically, certain categories of securities and loans are prepaid before their maturity date, even without regard to interest rate fluctuations.

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


                                               INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 1999 (1)

                                     0 days       31 days       61 days     91 days    181 days   1 year
                                     through      through       through     through    through    through    Over 5
                                     30 days      60 days       90 days     180 days   1 year     5 years    Years          Total
    Interest-earning assets:
    Loans                          $ 191,837   $   8,251     $   6,072    $  24,686   $ 57,356   $ 242,916   $134,609    $  665,727
    Securities (2)                    56,969       9,166        52,943        6,808     97,753     216,160    287,153       726,952
    Interest-bearing deposits
      With banks& fed funds sold         584           0             0            0          0           0           0          584
                                   ---------   ---------     ---------    ---------   --------   ---------   --------    ----------
    Total                          $ 249,390   $  17,417     $  59,015    $  31,494   $155,109   $ 459,076   $421,762    $1,393,263
                                   ---------   ---------     ---------    ---------   --------   ---------   --------    ----------

    Interest-bearing liabilities:
    Interest bearing deposits      $ 238,112   $  19,109     $  18,618   $   58,200   $ 83,717   $ 221,424   $263,053    $  902,233
    Borrowed funds and
      debentures(3)                  274,434           0             0            0     25,000      60,000     10,000       369,434
    Non-interest-bearing
      deposits                             0           0             0            0          0      61,142     61,141       122,283
                                   ---------   ---------     ---------    ---------   --------   ---------   --------    ----------
    Total                          $ 512,546   $  19,109     $  18,618   $   58,200   $108,717   $ 342,566   $334,194    $1,393,950
                                   ---------   ---------     ---------    ---------   --------   ---------   --------    ----------
    Interest-rate sensitivity
      gap:
    Interval                       $(263,156)  $  (1,692)    $  40,397   $ (26,706)   $ 46,392   $ 116,510   $ 87,568     $    (687)
                                   =========   =========     =========    =========   ========   =========   ========    ==========

    Cumulative                     $(263,156)  $(264,848)    $(224,451)  $(251,157) $(204,765)   $( 88,255)  $   (687)    $    (687)
                                   =========   =========     =========    =========   ========   =========   ========    ==========
    Ratio of cumulative gap
      to total rate-sensitive
      assets                          (18.89%)    (19.01%)      (16.11%)   (18.03%)   (14.70%)     (6.33%)    (0.05%)        (0.05%)
                                   =========   =========     =========    =========   ========   =========   ========    ==========

                                               INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 1998 (1)

                                 0 days      31 days     61 days   91 days      181 days   1 year
                                 through     through     through   through      through    through       Over 5
                                 30 days     60 days     90 days   180 days     1 year     5 years       Years        Total
Interest-earning assets:
Loans                           $ 112,288   $   6,119   $  5,775   $ 28,572   $   49,105   $195,218    $  143,540   $  540,617
Securities (2)                     11,590       3,532     32,645     10,748       47,794    213,136       213,230      532,675
Interest-bearing deposits
 With banks & fed funds sold          806           0          0          0            0          0             0          806
                                ---------   ---------   --------   --------   ----------   --------    ----------   ----------

Total                           $ 124,684   $   9,651   $ 38,420   $ 39,320   $   96,899   $408,354    $  356,770   $1,074,098
                                ---------   ---------   --------   --------   ----------   --------    ----------   ----------
Interest-bearing liabilities:
Interest bearing deposits       $ 148,586   $  10,688   $ 12,319   $ 50,566   $   88,264   $136,861    $  268,834   $  716,118
Borrowed funds(3)                  86,072           0          0          0        5,000     45,000        85,000      221,072
Non-interest-bearing
  deposits                              0           0          0          0            0     51,202        51,230      102,432
                                ---------   ---------   --------   --------   ----------   --------    ----------   ----------

Total                           $ 234,658   $  10,688   $ 12,319   $ 50,566   $   93,264   $233,063    $  405,064   $1,039,622
                                ---------   ---------   --------   --------   ----------   --------    ----------   ----------

Interest-rate sensitivity
  gap:
Interval                        $(109,974)  $  (1,037)  $ 26,101   $(11,246)  $    3,635   $175,291    $  (48,294)  $   34,476
                                =========   =========   ========   ========   ==========   ========    ==========   ==========

Cumulative                      $(109,974)  $(111,011)  $(84,910)  $(96,156)  $  (92,521)  $ 82,770    $   34,476   $   34,476
                                =========   =========   ========   ========   ==========   ========    ==========   ==========

Ratio of cumulative gap
  to total rate-sensitive
  assets                           (10.24%)    (10.34%)    (7.91%)    (8.95%)      (8.61%)     7.71%         3.21%        3.21%
                                =========   =========   ========   ========   ==========   ========    ==========   ==========

(1)      Calculated on a beta-adjusted basis.

(2) Maturity of securities is based on maturity date(if there is no call date or prepayment possibility), call date or expected cash flows; excludes unrealized losses on available for sale securities.

(3) Borrowings are based on maturity date if no call or put date, or by expected call or put if one applies.


         The traditional static GAP analysis implicitly assumes that the interest rates on all assets and liabilities that reprice within a given repricing period change by the same amount as the change in the market interest rate of the same duration. For example, if the Federal funds rate increased by 100 basis points, a static GAP model assumes that the prime rate and the rate paid on money market deposits will each change by 100 basis points. However, experience suggests that such an analysis is not accurate. For example, if the Federal funds rate changes by 100 basis points, the prime rate may only change by 90 basis points and the rate paid on money market accounts may only change by 40 basis points. More sophisticated asset/liability management models attempt to adjust for this shortcoming in the static GAP model. Accordingly, the Company measures its interest-rate risk by conducting various analyses in addition to the traditional static GAP report, including repricing matrices, beta-adjusted GAP reports, simulation modeling and duration analyses.

         Beta is the measure of the relative sensitivity of the amount of change in the interest rate on a given asset or liability with the amount of change in another independent financial instrument. For example, an asset or liability with a beta of .75 means that a 100 basis point change in the independent variable (e.g. Federal funds) will result in a 75 basis point change in the rate of the asset or liability (dependent variable). A beta is assigned to each key rate for each asset and liability account, and the volume of assets and liabilities that reprice within a repricing period are adjusted by this beta factor. The result is a beta-adjusted GAP position. This data is also organized into a repricing matrix to give a graphical presentation of the GAP position. Results of these analyses as of December 31, 1999 indicate that, given the negative GAP balance shown in the table, the Company does not have material interest-rate risk in the event that interest rates should rise as much as 150 basis points or fall as much as 300 basis points from the December 31, 1999 levels over the next twelve months. Interest rates have been rising since November 1998. So far in this rising interest rate cycle, as of December 31, 1999, short-term interest rates (as measured by the Federal Funds Rate) have already risen 75 basis points and long-term interest rates (as measured by the ten year Treasury note) have already risen nearly 175 basis points with no material negative impact on the Company's net interest margin. The Company's simulation models indicate that should rates instantaneously rise 150 to 300 basis points above the December 31, 1999 levels (which would mean interest rates had risen 250 to 475 basis points since the November 1998 levels), then net interest margin could be at risk of declining more than 10%. However, this risk is mitigated to the extent that the Company is successful in executing its strategic plan to replace short-term borrowed funds with core deposits from the twenty-one new branches opened in 1999 and the twenty-two branches that were open prior to 1999, since core deposits are less interest-rate sensitive than borrowings and they typically have a lower interest cost associated with them. This risk is further mitigated to the extent that any further interest rate increases beyond an additional 150 basis points are not instantaneous, but rather occur gradually over time, allowing the Company time to reduce its negative GAP position.

         At December 31, 1999, the Company had $53.0 million in net unrealized losses in its securities portfolio. The unrealized losses occurred because of the general increase in interest rates. If interest rates continue to increase, the unrealized losses on securities may continue to increase. If interest rates fail, the unrealized losses may decrease or even become unrealized gains.

Capital

         The Company's Tier 1 capital to risk-weighted assets ratio at December 31, 1999 was 13.38% compared to 14.83% at December 31, 1998. These ratios far exceeded the regulatory Tier 1 capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at December 31, 1999 was 14.28% compared to 15.97% at December 31, 1998. These ratios exceeded the regulatory total risk-based capital requirement of 8.00%. At December 31, 1999, the Company's leverage ratio was 7.43% versus 8.70% at December 31, 1998. These ratios exceeded the regulatory leverage ratio requirement of 4.00%. The Company is categorized as "well-capitalized" at December 31, 1999 under applicable Federal regulations.

Liquidity and Capital Resources

         Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by the fair value of securities not pledged as collateral, cash and amounts due from banks, interest-bearing deposits and Federal funds sold. Held-to-maturity securities are classified as liquid assets to the extent they are pledged as collateral.

         These liquid assets totaled $339.5 million at December 31, 1999 compared to $564.0 million at December 31, 1998. Maturing loans are another source of asset liquidity. At December 31, 1999, the Company estimated that an additional $80.8 million of loans will mature in the next six-month period ended June 30, 2000.

         Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds, utilizing the borrowing facilities of the Federal Reserve System or the FHLB system or utilizing repurchase agreements with other institutions. The Company utilizes a variety of these methods of liability liquidity. At December 31, 1999, the Company had approximately $231.8 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $152.2 million at December 31, 1998. These lines of credit enable the Company to purchase funds for short-term needs at current market rates.

Future Outlook

         The opening of 21 new offices during 1999 was a very unusual occurrence. That accomplishment, which we viewed as a "once-in-a-lifetime" opportunity, will not be repeated in 2000.

         We have identified two new full-service offices which are scheduled to open in 2000. They are the Douglassville Office, along Route 422 in Amity Township, which opened February 5, 2000 and a Doylestown Office close to Routes 202 and 611 in Doylestown Township, Bucks County, scheduled to open during April of this year. Consideration will be given to opening additional sites if prime locations become available. Likewise, we will consider closing branches which are not achieving required levels of growth and profitability.

         During 2000, our efforts will be directed toward achieving profitability at our new branches as rapidly as possible. We also plan to increase the number of accounts per relationship while continuing to provide fairly-priced products and services.

         Also, we intend to take advantage of the recently passed
Gramm-Leach-Bliley Financial Modernization Act of 1999 which allows banks to offer additional financial products such as brokerage and insurance services to our customers.

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

Recently Issued Accounting Standard

         The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. During July 1999, the FASB issued Statement No. 137, delaying the effective date of this Statement. The Company is required to adopt the Statement on January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Company


         Forward-looking disclaimer: This report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (I) the effect of changing regional and national economic conditions;
(II)
the significant changes in interest rates and prepayment speeds; (III) credit risks of commercial, real estate, consumer, and other lending activities; (IV) changes in federal and state banking regulations; (V) the presence in the Company's market area of competitors with greater financial resources than the Company and; (VI) other external developments which could materially impact the Company's operational and financial performance.



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

Interest Rate Sensitivity

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Risk Management" for discussion on interest rate sensitivity.

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

         Also included on the table is the contractual maturities of all interest bearing liabilities. Interest bearing demand and savings deposits are included as maturing in 2000. These customers have no obligation to keep their money with the Company for any period of time. In order to determine the effect of market interest rates on these products, the Company uses a simulation model. While the entire balance of these products is affected immediately when there is an interest rate change, the interest rate change is generally not equal to the change in Fed funds or the prime rate. The Company has noted that competitive pressures drive this rate more than changes in market rates. Time deposits are presented by contractual maturity. Short-term borrowings consist of repurchase agreements and less than one year borrowings from the FHLB. Generally, the funds mature within 180 days. Long-term borrowings greater than one year are presented by contractual maturity.

                                                     CASH FLOWS YEAR ENDED DECEMBER 31
                                                     ---------------------------------
(IN THOUSANDS)              2000        2001        2002       2003       2004       THEREAFTER       TOTAL     FAIR VALUE
                            ----        ----        ----       ----       -----      ----------       -----     ----------

INTEREST EARNING ASSETS:
Loans
 Fixed Rate                $ 72,799    $ 56,732    $44,355    $39,384    $29,611      $113,876       $356,757    $351,748
  Average Rate                 8.27%       8.31%      8.37%      8.12%      8.11%         7.81%          8.11%
 Variable Rate             $115,287    $ 15,410    $ 9,977    $ 9,999    $ 9,721      $148,576       $308,970    $312,220
  Average Rate                 8.53%       8.04%      8.52%      8.49%      8.45%         7.92%          8.21%

Investment Securities      $199,211    $ 26,837    $28,451    $95,932    $76,903      $299,084       $726,952    $674,002
 Average Rate                  6.68%       7.52%      6.92%      6.62%      7.04%         7.07%          6.87%
Fed Funds & Int Bearing    $    584                                                                  $    584    $    584
Average Rate                   5.22%                                                                     5.22%

INTEREST BEARING LIABILITIES:

Interest Bearing Demand    $137,352    $      0    $     0    $     0    $     0      $      0       $137,352    $137,352
 Average Rate                  3.08%          0%         0%         0%         0%            0%          3.08%
Savings Deposits           $327,422    $      0    $     0    $     0    $     0      $      0       $327,422    $327,422
 Average Rate                  3.36%          0%         0%         0%         0%            0%          3.36%
Time Deposits:
 Fixed Rate                $177,018    $157,480    $21,694    $36,467    $ 5,262      $  8,753       $406,674    $404,491
  Average Rate                 5.27%       5.80%      5.41%      6.04%      5.09%         5.25%          5.55%
 Variable Rate             $ 30,264    $    468    $     0    $    53    $     0      $      0       $ 30,785    $ 30,785
  Average Rate                 4.93%       4.72%         0%      4.51%         0%            0%          4.93%
Fixed-Rate Borrowings      $236,779    $      0    $     0    $60,000    $     0      $      0       $296,772    $292,296
 Average Rate                  5.61%          0%         0%      4.85%         0%         9.62%          5.46%
Variable Rate Borrowings   $ 62,664    $      0    $     0    $     0    $     0      $      0       $ 62,664    $ 62,664
 Average Rate                  4.18%          0%         0%         0%         0%            0%          4.18%
Junior Subordinated        $      0    $      0    $     0    $     0    $     0      $ 10,000       $ 10,000    $  9,146
 Debentures                       0%          0%         0%         0%         0%         9.62%          9.62%

         Note: Cash flow information for loans does not include the allowance for loans losses. Cash flow information for securities is stated at amortized cost.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA













                                                                        Page
INDEPENDENT AUDITOR'S REPORT
     ON THE CONSOLIDATED FINANCIAL STATEMENTS                              51

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets                                           52
     Consolidated statements of income                                     53
     Consolidated statements of stockholders' equity                       54
     Consolidated statements of cash flows                                 55
     Notes to consolidated financial statements                         56-77

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Main Street Bancorp, Inc.
Reading, Pennsylvania


              We have audited the accompanying consolidated balance sheets of Main Street Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Main Street Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




                                            /s/ Beard & Company, Inc.




Reading, Pennsylvania
January 21, 2000

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


December 31,                                                                                    1999             1998
------------                                                                                    ----             ----
                                                                                          (In Thousands, Except Share Data)
          ASSETS

Cash and due from banks                                                                    $       49,904   $      28,710
Interest-bearing deposits with banks                                                                  114             336
Federal funds sold                                                                                    470             470
Securities available for sale                                                                     438,173         534,526
Securities held to maturity, fair value 1999 $ 235,829; 1998 $ 25                                 261,785              25
Loans receivable, net of allowance for loan losses 1999 $ 7,002; 1998 $ 7,222                     658,725         533,395
Mortgage loans held for sale                                                                        4,854           5,069
Due from mortgage investors                                                                         4,957          14,567
Premises and equipment, net                                                                        36,477          25,717
Accrued interest receivable and other assets                                                       41,288          15,726
                                                                                           --------------   -------------
          Total assets                                                                     $    1,496,747   $   1,158,541
                                                                                           ==============   =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
       Non-interest bearing                                                                $      122,283   $     102,432
       Interest bearing                                                                           902,233         716,118
                                                                                           --------------   -------------
          Total deposits                                                                        1,024,516         818,550

    Accrued interest payable and other liabilities                                                 24,019          24,007
    Other borrowed funds                                                                          274,434          86,072
    Long-term debt                                                                                 85,000         135,000
    Guaranteed preferred beneficial interest in Company's subordinated debentures                  10,000               -


          Total liabilities                                                                     1,417,969       1,063,629
                                                                                           --------------   -------------
Stockholders' equity:
    Preferred stock, par value $ 10.00 per share; authorized and unissued
       5,000,000 shares                                                                                 -               -
    Common stock, par value $ 1.00 per share; authorized 50,000,000 shares;
       issued and outstanding 1999 10,449,657 shares; 1998 10,388,443 shares                       10,450          10,388
    Surplus                                                                                        64,548          64,134
    Retained earnings                                                                              21,326          19,227
    Accumulated other comprehensive income (loss)                                                 (17,546)          1,163
                                                                                           --------------   -------------
          Total stockholders' equity                                                               78,778          94,912
                                                                                           --------------   -------------
          Total liabilities and stockholders' equity                                       $    1,496,747   $   1,158,541
                                                                                           ==============   =============


See Notes to Consolidated Financial Statements.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                                          1999            1998           1997
------------------------                                                          ----            ----           ----
                                                                                 (In Thousands, Except Per Share Data)
Interest income:
    Loans receivable, including fees                                         $       49,332   $     44,544   $     38,639
    Interest and dividends on securities:
       Taxable                                                                       21,942         15,545         12,671
       Tax-exempt                                                                    14,558          5,351          2,869
    Other                                                                                57            279            284
                                                                             --------------   ------------   ------------

          Total interest income                                                      85,889         65,719         54,463
                                                                             --------------   ------------   ------------

Interest expense:
    Deposits                                                                         34,489         27,268         21,119
    Other borrowed funds                                                              9,899          2,490          2,000
    Long-term debt                                                                    5,114          3,506          2,859
                                                                             --------------   ------------   ------------

          Total interest expense                                                     49,502         33,264         25,978
                                                                             --------------   ------------   ------------

          Net interest income                                                        36,387         32,455         28,485

Provision for loan losses                                                             1,217          2,210          1,140
                                                                             --------------   ------------   ------------

          Net interest income after provision for loan losses                        35,170         30,245         27,345
                                                                             --------------   ------------   ------------

Other income:
    Income from fiduciary activities                                                  1,113            966            875
    Customer service fees                                                             3,724          2,591          2,060
    Mortgage banking activities                                                       1,333          2,017          1,034
    Net realized gains (losses) on sales of securities                                  (96)         4,329            357
    Other                                                                               746            398            209
                                                                             --------------   ------------   ------------

          Total other income                                                          6,820         10,301          4,535
                                                                             --------------   ------------   ------------

Other expenses:
    Salaries and wages                                                               13,309          9,857          8,006
    Employee benefits                                                                 3,494          2,496          1,912
    Change in control payments                                                        2,027              -              -
    Occupancy                                                                         4,084          2,081          1,420
    Equipment depreciation and maintenance                                            2,430          1,563          1,351
    Merger costs                                                                          -          1,963              -
    Other                                                                            11,273          7,132          6,545
                                                                             --------------   ------------   ------------

          Total other expenses                                                       36,617         25,092         19,234
                                                                             --------------   ------------   ------------

          Income before income taxes                                                  5,373         15,454         12,646

Federal income taxes (benefit)                                                       (2,574)         3,711          3,317
                                                                             --------------   ------------   ------------

          Net income                                                         $        7,947   $     11,743   $      9,329
                                                                             ==============   ============   ============

Basic earnings per share                                                     $         0.76   $       1.13   $       1.02
                                                                             ==============   ============   ============

Diluted earnings per share                                                   $         0.76   $       1.12   $       1.00
                                                                             ==============   ============   ============

See Notes to Consolidated Financial Statements.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended December 31, 1999, 1998 and 1997

                                                                                                         Accumulated
                                                     Shares Of                                              Other
                                                       Common      Common                  Retained    Comprehensive
                                                       Stock       Stock      Surplus      Earnings    Income (Loss)     Total

                                                                           (In Thousands, Except Share Data)
Balance, December 31, 1996                          7,801,406    $  7,801    $ 30,969    $    20,669    $       346    $    59,785
                                                                                                                       -----------
    Comprehensive income:
       Net income                                          --          --          --          9,329             --          9,329
       Change in net unrealized gains (losses)
          on securities available for sale                 --          --          --             --          2,028          2,028
                                                                                                                       -----------

          Total comprehensive income                                                                                        11,357
                                                                                                                       -----------

    Net proceeds of stock offering of pooled
       entity (net of offering costs of $ 1,728)    1,840,230       1,840      19,029             --             --         20,869
    Cash dividends declared by pooled entities,
       $ .36 per share                                     --          --          --         (3,277)            --         (3,277)
    Pre-merger stock transactions of pooled
       entities                                        (1,828)         (1)        (13)            --             --            (14)
                                                   ----------    --------    --------    -----------    -----------    -----------

Balance, December 31, 1997                          9,639,808       9,640      49,985         26,721          2,374         88,720
                                                                                                                       -----------
    Comprehensive income:
       Net income                                          --          --          --         11,743             --         11,743
       Change in net unrealized gains (losses)
          on securities available for sale                 --          --          --             --         (1,211)        (1,211)
                                                                                                                       -----------

          Total comprehensive income                                                                                        10,532
                                                                                                                       -----------

    Issuance of common stock upon exercise
       of stock options                                38,520          38         304             --             --            342
    Issuance of common stock in connection
       with a 7% stock dividend                       679,072         679      13,412        (14,120)            --            (29)
    Cash dividends declared, $ .49 per share               --          --          --         (5,117)            --         (5,117)
    Pre-merger stock transactions of pooled
       entities                                        31,043          31         433             --             --            464
                                                   ----------    --------    --------    -----------    -----------    -----------

Balance, December 31, 1998                         10,388,443      10,388      64,134         19,227          1,163         94,912
                                                                                                                       -----------
    Comprehensive income:
       Net income                                          --          --          --          7,947             --          7,947
       Change in net unrealized gains (losses)
          on securities available for sale                 --          --          --             --        (18,709)       (18,709)
                                                                                                                       -----------

          Total comprehensive income (loss)                                                                                (10,762)
                                                                                                                       -----------

    Issuance of common stock upon exercise
       of stock options                                61,214          62         414             --             --            476
    Cash dividends declared, $ .56 per share               --          --          --         (5,848)            --         (5,848)
                                                   ----------    --------    --------    -----------    -----------    -----------


Balance, December 31, 1999                         10,449,657    $ 10,450    $ 64,548    $    21,326    $   (17,546)   $    78,778
                                                  ===========    ========    ========    ===========    ============   ===========

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                           1999           1998              1997
------------------------                                                           ----           ----              ----
                                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $       7,947   $     11,743   $      9,329
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Provision for loan and foreclosed real estate losses                           1,217          2,210          1,255
       Provision for depreciation and amortization                                    2,577          1,430          1,220
       Provision for deferred income taxes                                           (4,477)          (586)          (333)
       Net realized (gains) losses on sales of securities                                96         (4,329)          (357)
       (Gain) loss on sale of equipment and foreclosed real estate                       49            114           (210)
       Proceeds from sale of mortgage loans                                          86,772        113,746         54,820
       Net gains on mortgage loans                                                     (749)        (1,536)          (743)
       Mortgage loans originated for sale                                           (85,808)      (117,279)       (53,468)
       Net amortization of securities premiums and discounts                           (326)         1,041            241
       (Increase) decrease in:
          Due from mortgage investors                                                 9,610         (9,142)        (1,947)
          Accrued interest receivable and other assets                              (10,414)        (2,201)        (3,805)
       Increase (decrease) in accrued interest payable and other liabilities         (1,135)        10,382           (320)
                                                                              -------------   ------------   ------------

          Net cash provided by operating activities                                   5,359          5,593          5,682
                                                                              -------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                             80,434         45,665         63,052
    Proceeds from maturities and calls of and principal repayments on
       securities available for sale                                                 30,728         84,660         32,468
    Proceeds from maturities and calls of securities held to maturity                   115          5,350          9,225
    Purchases of securities available for sale                                     (183,596)      (388,743)      (135,296)
    Purchases of securities held to maturity                                       (121,728)             -        (37,094)
    (Increase) decrease in interest-bearing deposits with banks                         222           (136)        21,227
    Decrease in federal funds sold                                                        -              -            820
    Loans made to customers, net of principal collected                            (126,547)       (57,767)       (81,930)
    Cash paid for purchase of mortgage company                                         (695)             -              -
    Proceeds from sales of equipment and foreclosed real estate                       1,191          1,047          1,821
    Purchases of premises and equipment                                             (13,245)       (15,641)        (3,026)
                                                                              -------------   ------------   ------------

          Net cash used in investing activities                                    (333,121)      (325,565)      (128,733)
                                                                              -------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                                      89,760        131,734         73,932
    Net increase in time deposits                                                   116,206         60,056         34,309
    Net proceeds from other borrowed funds                                          188,362         55,764            590
    Proceeds from long-term debt                                                          -         85,000         40,000
    Principal payments on long-term debt                                            (50,000)        (4,450)       (37,000)
    Issuance of subordinated debentures                                              10,000              -              -
    Proceeds from exercise of stock options                                             476            342              -
    Cash paid in lieu of fractional shares                                                -            (29)             -
    Pre-merger stock transactions of pooled entities                                      -            464            (36)
    Net proceeds from stock offering of pooled entity                                     -              -         20,869
    Cash dividends paid                                                              (5,848)        (5,117)        (3,123)
                                                                              -------------   ------------   ------------

          Net cash provided by financing activities                                 348,956        323,764        129,541
                                                                              -------------   ------------   ------------

          Increase in cash and due from banks                                        21,194          3,792          6,490

Cash and due from banks:
    January 1                                                                        28,710         24,918         18,428
                                                                              -------------   ------------   ------------

    December 31                                                               $      49,904   $     28,710   $     24,918
                                                                              =============   ============   ============

See Notes To Consolidated Financial Statements

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1
SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:
     The consolidated financial statements include the accounts of Main Street Bancorp, Inc. ("the Company") and its wholly-owned subsidiaries, Main Street Bank ("the Bank") and MBNK Investment Company. All significant intercompany accounts and transactions have been eliminated.

Nature of operations:
     The Bank operates under a state bank charter and provides full banking services. The Company is subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Bank. The Bank operates under the Berks County Bank, Main Street Bank and Heritage Bank divisions. The areas served by the Bank are principally eastern Pennsylvania and sections of New Jersey. The Bank also has mortgage operations in Virginia.

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

Cash flows:
     For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash payments for interest totaled $ 45,545,000 in 1999, $ 32,880,000 in 1998 and $ 25,530,000 in 1997. Income
     taxes paid were $ 1,360,000 in 1999, $ 4,680,000 in 1998 and $ 3,237,000 in
     1997. Amounts transferred to foreclosed real estate were $ 1,157,000 in 1999, $ 1,086,000 in 1998 and $ 1,134,000 in 1997.

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

Loans receivable:
     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the contractual life of the loan.

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


1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

Mortgage loans held for sale:
     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Net unrealized losses are recognized through a valuation allowance by corresponding charges in the statements of income. All sales are made without recourse.

Due from mortgage investors:
     The Bank performs underwriting and origination services for various mortgage investors. As part of this program, the Bank will temporarily fund the investors' mortgage commitments for periods generally ranging from three to forty-five days.

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

     Foreclosed real estate is initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Revenues and expenses from operations, net realized gains and losses on sales and changes in the valuation allowance, are included in other expenses.

Other assets:
     Financing costs related to the issuance of the Company's subordinated debentures are being amortized over the life of the debentures and are included in other assets.

Advertising costs:
     The Bank follows the policy of charging the costs of advertising to expense as incurred.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings per common share:
     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. All per share amounts have been adjusted to give retroactive effect to stock dividends declared.

Stock options:
     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its employee stock option plans under APB Opinion 25. Accordingly, no compensation cost has been recognized in the statement of income for options granted.

Off-balance sheet financial instruments:
     In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they are funded.

Trust assets:
     Assets held in a fiduciary capacity for customers are not included in the consolidated financial statements since such items are not assets of the Bank. Trust income is recorded on the accrual method.

Segment reporting:
     The Company's banking subsidiary acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its Trust Department.

     Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and mortgage banking operations of the Company, nor its subsidiaries. As such, discrete financial information is not available and segment reporting would not be meaningful.

New accounting standard:
     The Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. During July 1999, the FASB issued Statement No. 137 delaying the effective date of this Statement. The Company is required to adopt the Statement on January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2
MERGER

The consolidated financial statements give retroactive effect to the pooling of interests merger of BCB Financial Services Corporation (BCB) and Heritage Bancorp, Inc. (Heritage) as more fully described below. As a result, the consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of stockholders' equity reflect the accounts of the Company as if the common stock had been issued during all periods presented.

On May 1, 1998, the Company was formed upon the completion of the merger between BCB and Heritage. The Company issued approximately 9,680,000 shares of common stock to the stockholders of BCB and Heritage. BCB stockholders received 1.3335 shares of the Company's common stock for each outstanding share and Heritage stockholders received 1.05 shares of the Company's common stock for each outstanding share. Cash was paid for fractional share interests. The merger was accounted for as a pooling of interests by the Company. Merger costs of approximately $ 1,963,000, consisting primarily of professional fees and related transaction costs, were expensed in connection with the merger. During 1999, certain Heritage officers exercised their change of control employment contract provisions, resulting in an expense to the Company of $ 2,027,000.

The results of operations of the separate entities for periods prior to the combination are as follows:

                                                                        BCB         Heritage      Combined
                                                                  --------------------------------------------
                                                                                (In Thousands)
    For the period from January 1, 1998 to May 1, 1998:
         Net interest income                                          $  4,849      $  5,450      $  10,299
         Net income                                                        899         1,646          2,545

    For the year ended December 31, 1997:
         Net interest income                                          $ 12,117      $ 16,368      $  28,485
         Net income                                                      3,301         6,028          9,329


3
ACQUISITION OF MORTGAGE COMPANY

On November 17, 1999, the Bank purchased 100% of the stock of a mortgage company in Virginia for approximately $ 1,500,000 of which $ 550,000 was paid at settlement, $ 50,000 was placed in escrow and the remaining balance of $ 900,000 is due after the mortgage company meets certain performance goals. The goodwill is being amortized over 15 years. Operations of the mortgage company have been included in these financial statements since the date of acquisition.


4
RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. At December 31, 1999 and 1998, required reserves held at the Federal Reserve Bank were approximately $ 2,512,000 and $ 2,573,000, respectively.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5
SECURITIES

The amortized cost and approximate fair value of securities at December 31 were as follows:

                                                                                   GROSS           GROSS
                                                                  AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                                                    COST           GAINS          LOSSES          VALUE
                                                                    ----           -----          ------          -----
                                                                                       (In Thousands)
    AVAILABLE FOR SALE SECURITIES:
         DECEMBER 31, 1999:
             U.S. Treasury securities                           $  29,464         $     -         $    (209)    $   29,255
             U.S. Government agencies and corporations            130,251               -            (7,870)       122,381
             States and political subdivisions                    190,937             611           (16,840)       174,708
             Other securities                                      46,945               -              (270)        46,675
             Mortgage-backed and asset-backed securities           67,570             312            (2,728)        65,154
                                                                ---------         -------         ---------     ----------
                                                                $ 465,167         $   923         $ (27,917)    $  438,173
                                                                =========         =======         =========     ==========

         DECEMBER 31, 1998:
             U.S. Treasury securities                           $   9,256         $    97         $       -     $    9,353
             U.S. Government agencies and corporations            192,705             968            (1,133)       192,540
             States and political subdivisions                    233,615           2,859            (1,581)       234,893
             Other securities                                      39,491              45                 -         39,536
             Mortgage-backed and asset-backed securities           57,583             811              (190)        58,204
                                                                ---------         -------         ---------     ----------

                                                                $ 532,650         $ 4,780         $  (2,904)    $  534,526
                                                                =========         =======         =========     ==========

    HELD TO MATURITY SECURITIES:
         DECEMBER 31, 1999:
             U.S. Government agencies and corporations          $ 121,657         $     -         $ (12,194)    $  109,463
             States and political subdivisions                    139,505               -           (13,721)       125,784
             Mortgage-backed and asset-backed securities              598               -               (41)           557
             Other                                                     25               -                 -             25
                                                                ---------         -------         ---------     ----------

                                                                $ 261,785         $     -         $ (25,956)    $  235,829
                                                                =========         =======         =========     ==========

         DECEMBER 31, 1998,
             Other                                              $      25         $     -         $       -     $       25
                                                                =========         =======         =========     ==========

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5
SECURITIES (CONTINUED)

Other available for sale securities are principally comprised of equity securities in Pennsylvania community banks, Federal Home Loan Bank and Federal Reserve Bank stock.

During 1998, the Company evaluated its securities portfolio as a result of the merger discussed in Note 2 and to provide flexibility for management to implement new investment strategies. Accordingly, the Company transferred securities with an amortized cost of $ 72,600,000 from held to maturity to available for sale. The transfer resulted in an $ 840,000 adjustment to fair value and an unrealized gain of $ 554,000 at the date of transfer, net of tax, was included in other comprehensive income (loss).

In 1999, the Company re-evaluated its securities portfolio and transferred securities with an amortized cost of approximately $ 97,824,000 from available for sale to held to maturity securities. The amortized cost approximated the fair market value, therefore, there was no adjustment to other comprehensive income for the transfer.

The amortized cost and fair value of securities as of December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the securities may be called or prepaid with or without any penalties.

                                                                     AVAILABLE FOR SALE              HELD TO MATURITY
                                                                     ------------------              ----------------
                                                                AMORTIZED        FAIR            AMORTIZED         FAIR
                                                                  COST           VALUE             COST            VALUE
                                                                  ----           -----             ----            -----
                                                                                   (IN THOUSANDS)
    Due in one year or less                                     $   3,492      $   3,524        $         -     $        -
    Due after one year through five years                          30,262         30,608                  -              -
    Due after five years through ten years                         98,732         95,447                  -              -
    Due after ten years                                           218,267        196,862            261,162        235,247
    Mortgage-backed and asset-backed securities                    67,570         65,154                598            557
    Other securities                                               46,844         46,578                 25             25
                                                                ---------      ---------        -----------     ----------
                                                                $ 465,167      $ 438,173        $   261,785     $  235,829
                                                                =========      =========        ===========     ==========

Gross gains of $ 398,000 and gross losses of $ 494,000 were realized on the sales of available for sale securities in 1999. Gross gains of $ 5,121,000 and gross losses of $ 792,000 were realized on the sales of available for sale securities in 1998. Gross gains of $ 606,000 and gross losses of $ 249,000 were realized on sales of available for sale securities in 1997.

Securities with an amortized cost of $ 432,515,000 and $ 72,315,000 at December 31, 1999 and 1998, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at December 31, 1999 and 1998 were as follows:

                                                      1999            1998
                                                      ----            ----
                                                         (In Thousands)
                                                         --------------

Commercial                                         $ 337,751          $ 280,107
Mortgage                                             182,137            171,268
Consumer                                              92,764             71,926
Construction                                          52,251             16,624
                                                   ---------          ---------
                                                     664,903            539,925
Less:
     Allowance for loan losses                         7,002              7,222
     Net deferred loan fees and costs                   (824)              (692)
                                                   ---------          ---------
                                                   $ 658,725          $ 533,395
                                                   =========          =========

Changes in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                  1999           1998          1997
                                  ----           ----          ----
                                            (In Thousands)
                                            --------------
Balance, beginning              $ 7,222        $ 5,738        $ 5,072
Provision for loan losses         1,217          2,210          1,140
Loans charged off                (1,962)          (949)          (705)
Recoveries                          525            223            231
                                -------        -------        -------
Balance, ending                 $ 7,002        $ 7,222        $ 5,738
                                =======        =======        =======


Impaired loans, not requiring an allowance for loan losses, were $ 1,500,000 and $ 4,330,000 at December 31, 1999 and 1998, respectively. Impaired loans requiring an allowance for loan losses were $ 1,357,000 and $ 643,000 at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the related allowance for loan losses associated with those loans was $ 900,000 and $ 337,000, respectively. For the years ended December 31, 1999, 1998 and 1997, average impaired loans were $ 4,100,000, $ 5,387,000 and $ 2,704,000, respectively. Interest income on impaired loans of $ 83,000, $ 86,000 and $ 63,000 was recognized for cash payments received in 1999, 1998 and 1997, respectively.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREMISES AND EQUIPMENT

Components of premises and equipment at December 31, 1999 and 1998 were as follows:

                                          1999           1998
                                          ----           ----
                                            (In Thousands)
                                            --------------
Land                                    $ 3,783       $ 2,611
Building and improvements                26,024        22,419
Furniture, fixtures and equipment        14,304         9,400
Leasehold improvements                    2,599           215
Construction in progress                  1,442           878
                                        -------       -------
                                         48,152        35,523
Less accumulated depreciation            11,675         9,806
                                        -------       -------
                                        $36,477       $25,717
                                        =======       =======

Included in buildings and improvements above are approximately $ 9,900,000 and $8,200,000 of leased property under capital leases as of December 31, 1999 and 1998, respectively.

8
DEPOSITS

The components of deposits at December 31, 1999 and 1998 were as follows:

                                       1999            1998
                                       ----            ----
                                          (In Thousands)
                                          --------------
Demand, non-interest bearing       $  122,283       $  102,432
Demand, interest bearing              137,352           68,116
Savings                               327,422          326,749
Time, $ 100,000 and over               61,740           27,396
Time, other                           375,719          293,857
                                   ----------       ----------
                                   $1,024,516       $  818,550
                                   ==========       ==========


At December 31, 1999, the scheduled maturities of time deposits are as follows (in thousands):

    2000            $    207,282
    2001                 157,948
    2002                  21,693
    2003                  36,520
    2004                   5,262
    Thereafter             8,754
                   -------------
                    $    437,459
                   =============

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER BORROWED FUNDS AND LONG-TERM DEBT

Other borrowed funds:
     The Bank maintains U.S. Treasury tax and loan note option accounts for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under these note option accounts were $ 4,854,000 and $ 644,000 at December 31, 1999 and 1998, respectively.

     The Bank has other short-term borrowings from the Federal Home Loan Bank at December 31, 1999 and 1998 in the amount of $ 202,675,000 and $ 81,200,000, respectively. The December 31, 1999 balance outstanding is due in 2000, at an average interest rate of 5.30%.

     The Bank has entered into repurchase agreements with other institutions in the amount of $ 56,771,000 at December 31, 1999. Borrowings under these agreements have terms ranging from one to three months and are collateralized by certain investment securities. In addition, the Bank enters into agreements with customers as part of its cash management services where the Bank sells securities to the customer overnight with the agreement to repurchase them at par. Securities sold under these agreements generally mature one day from the transaction date. The securities underlying all of these agreements were under the Bank's control. Securities sold under agreements to repurchase are summarized as follows (in thousands):

                                                         1999               1998
                                                         ----               ----
         Outstanding balance                           $66,905           $ 4,228
         Average balance during the year                24,243             3,800
         Average interest rate during the year            4.99%             4.42%
         Maximum month-end balance during the year      66,905             4,228


Long-term debt:
     Long-term debt consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                                                        1999          1998
                                                                                        ----          ----
Notes with the Federal Home Loan Bank (FHLB):
     3 year/3 month term note due October 1999 at 5.87% fixed rate                   $     -      $  5,000
     5 year/2 year term note due September 2001 at 6.05% fixed rate                        -         5,000
     5 year/6 month term note due March 2002 at 5.46% fixed rate                           -        30,000
     5 year/3 month term note due July 2002 at 5.60% fixed rate                            -        10,000
     10 year/2 year term note due September 2008 at 4.62% fixed rate                  25,000        25,000
     10 year/5 year term note due November 2008 at 4.75% fixed rate                   10,000        10,000
     10 year/5 year term note due December 2008 at 4.92% fixed rate                   25,000        25,000
     10 year/5 year term note due December 2008 at 4.815% fixed rate                  25,000        25,000
                                                                                     -------      --------
                                                                                     $85,000      $135,000
                                                                                     =======      ========

     These notes contain a convertible option which allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (6.00% at December 31, 1999) plus 3 to 15 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge. The years/years or months refer to the maturity of the note (in years) and the term until the first convertible date (in years or months).

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Bank's maximum borrowing capacity with the Federal Home Loan Bank is substantially equivalent to its outstanding short and long-term borrowings at December 31, 1999. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Subordinated debentures:
     In December 1999, the Company issued $ 10,000,000 of 9.625% junior subordinated deferrable interest debentures (the debentures) to MBNK Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $ 10,000,000 preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a fully and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after December 31, 2004, or earlier in the event of certain adverse tax, Investment Company Act, or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on December 31, 2029.

10

INCOME TAXES

The provision for federal income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                                1999           1998           1997
                                                ----           ----           ----
    Current                                   $ 1,903        $ 4,297        $ 3,650
    Deferred                                   (4,477)          (586)          (333)
                                              -------        -------        -------
             Provision for income taxes       $(2,574)       $ 3,711        $ 3,317
                                              =======        =======        =======

A reconciliation of the statutory income tax to the income tax expense (benefit) in the consolidated statements of income for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                             1999          1998           1997
                                             ----          ----           ----
Federal income tax at statutory rate       $ 1,827        $ 5,254        $ 4,299
Tax-exempt interest                         (5,026)        (1,891)        (1,093)
Disallowance of interest expense               596            270            143
Other                                           29             78            (32)
                                           -------        -------        -------
                                           $(2,574)       $ 3,711        $ 3,317
                                           =======        =======        =======


The income tax provision includes $ (33,000) in 1999, $ 1,472,000 in 1998 and $ 121,000 in 1997 of income tax expense (benefit) related to net realized securities gains (losses).

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset consisted of the following components as of December 31, 1999 and 1998:

                                                                     1999        1998
                                                                     ----        ----
                                                                      (In Thousands)

    Deferred tax assets:
         Allowance for loan losses                                $ 2,022       $ 1,976
         Unrealized losses on securities available for sale         9,448            --
         Tax credit carryforwards                                   4,792            --
         Interest on non-accrual loans                                176           230
         Deferred compensation                                         45            66
         Other                                                         37            27
                                                                  -------       -------
                  Total deferred tax assets                        16,520         2,299
                                                                  -------       -------
    Deferred tax liabilities:
         Premises and equipment                                       662           329
         Prepaid expenses                                              37            37
         Loan origination fees and costs                              182           219
         Unrealized gains on securities available for sale             --           713
                                                                                -------
                  Total deferred tax liabilities                      881         1,298
                                                                  -------       -------
                  Net deferred tax asset                          $15,639       $ 1,001
                                                                  =======       =======



11

EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan with profit sharing provisions which covers employees who meet the eligibility requirements of having worked 1,000 hours in a plan year and have attained the age of 21. Participants are permitted to contribute from 1% to 15% of compensation. The Company will match the participant's contributions up to a maximum percentage. The expense related to this plan was $ 749,000, $ 503,000 and $ 138,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

In May 1998, the Bank terminated a noncontributory pension plan covering eligible employees. The plan assets in excess of the projected benefit obligation were allocated to the plan's eligible participants and the prepaid pension cost of $ 299,000 was charged to expense.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                           Years Ended December 31,
                                                                                        1999         1998         1997
                                                                                        ----         ----         ----
                                                                                                (In Thousands)
     Unrealized holding gains (losses) on available for sale securities              $(28,966)    $  (589)     $ 3,478
     Less reclassification adjustment for gains (losses) realized in income               (96)      1,236          357
                                                                                     --------     -------      -------
     Net unrealized gains (losses)                                                    (28,870)     (1,825)       3,121
     Tax effect                                                                       (10,161)       (614)       1,093
                                                                                     --------     -------      -------
                   Net of tax amount                                                 $(18,709)    $(1,211)     $ 2,028
                                                                                     ========     =======      =======



13

OTHER EXPENSES

The following represent the most significant categories of other expenses for the years ended December 31:

                                      1999         1998          1997
                                      ----         ----          ----
                                             (In Thousands)
Advertising                        $ 2,508       $ 1,236       $   978
Data processing and MAC fees         1,809         1,184           980
Office supplies and expenses         2,035         1,281         1,136
Professional fees                      778           846           936
All other expenses                   4,143         2,585         2,515
                                   -------       -------       -------
                                   $11,273       $ 7,132       $ 6,545
                                   =======       =======       =======

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS AND GRANTS

The Company has various qualified and non-qualified stock option plans for employees and non-employee directors. Approximately 865,000 shares of common stock were made available for issuance under these plans. The option prices under the plans are the fair market value of the common stock on the date the options are granted and an option's maximum term is generally ten years. Options are generally exercisable six months to one year after the date of grant.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                          1999                        1998                          1997
                                                          ----                        ----                          ----
                                                                WEIGHTED                     Weighted                      Weighted
                                                                AVERAGE                      Average                       Average
                                                                EXERCISE                     Exercise                      Exercise
                                                   OPTIONS       PRICE          Options       Price          Options        Price
                                                   -------       -----          -------       -----          -------        -----
    Outstanding, beginning of year                 326,020       $12.27         301,178       $ 8.33         277,231        $ 7.79
    Granted                                        330,000        15.35         106,268        19.43          54,265         11.89
    Exercised                                      (61,214)        7.67         (62,144)        7.26         (19,811)         7.54
    Forfeited                                      (53,258)       16.84         (19,282)        9.05         (10,507)        11.91
                                                   -------       ------         -------       ------         -------        ------
    Outstanding, end of year                       541,548       $14.24         326,020       $12.27         301,178        $ 8.33
                                                   =======       ======         =======       ======         =======        ======
    Exercisable at end of year                     446,426       $13.70         251,995       $10.24         266,012        $ 7.85
                                                   =======       ======         =======       ======         =======        ======


Stock options outstanding at December 31, 1999 are exercisable at prices ranging from $ 5.83 to $ 19.92 a share. The weighted average remaining contractual life of those options is approximately 9 years.

Had compensation cost for stock options granted in 1999, 1998 and 1997 been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                     1999           1998          1997
                                     ----           ----          ----

    Net income:
         As reported                $7,947        $ 11,743      $9,329
                                    ======        ========      ======
         Pro forma                  $6,993        $ 11,475      $9,260
                                    ======        ========      ======
    Basic earnings per share:
         As reported                $ 0.76        $   1.13      $ 1.02
                                    ======        ========      ======
         Pro forma                  $ 0.67        $   1.11      $ 1.01
                                    ======        ========      ======
    Diluted earnings per share:
         As reported                $ 0.76        $   1.12      $ 1.00
                                    ======        ========      ======
         Pro forma                  $ 0.67        $   1.09      $ 1.00
                                    ======        ========      ======


The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 5.6%, 4.6% and 6.5%, volatility .23, .26 and .12, dividend yield of 4.0%, 3.0% and 3.6%, and an expected life of 7.8, 7.8 and 7.5 years. The weighted-average fair value of options granted was $ 4.36 per share in 1999, $ 5.07 per share in 1998 and $2.21 per share in 1997.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES

Lease commitments and total rental expense:

     The Bank rents facilities under lease agreements which expire at various dates through 2024, and require various minimum annual rentals. The total minimum rental commitments at December 31, 1999 are as follows:

        During the year ending December 31 (in thousands):

             2000            $     1,727
             2001                  1,726
             2002                  1,664
             2003                  1,570
             2004                  1,492
             Later years          23,732
                            ---------------
                             $    31,911
                            ===============


     The total rental expense included in the income statements for the years ended December 31, 1999, 1998 and 1997 is $ 1,254,000, $ 388,000 and $
     347,000, respectively.

Contingencies:
     The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company's management, these suits are without merit and should not result in judgments which, in the aggregate, would have a material adverse effect on the Company's consolidated financial statements.

16

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contractual amount of the Bank's financial instrument commitments at December 31, 1999 and 1998 is as follows (in thousands):

                                                        1999          1998
                                                        ----          ----
    Commitments to grant loans                        $  56,000       $ 43,000
    Unfunded commitments under lines of credit          113,000        117,000
    Outstanding letters of credit                         9,000          7,000

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

17

CONCENTRATION OF CREDIT RISK

The Bank grants commercial, residential and consumer loans to customers primarily located in eastern Pennsylvania. The concentrations of credit by type of loan are set forth in Note 6. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

18

TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with their executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1999 and 1998, these persons were indebted to the Banks for loans totaling $ 9,581,000 and $ 7,468,000, respectively. During 1999, $ 12,926,000 of new loans were made and repayments totaled $ 10,813,000.

19

REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

The Company and its Bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its Bank subsidiary must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1999, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The actual capital amounts and ratios are also presented in the table below:


                                                                                                   For Capital
                                                                                                    Adequacy
                                                            Actual                                  Purposes
                                                            ------                                  --------
                                                    Amount        Ratio               Amount                      Ratio
                                                    ------        -----               ------                      -----
                                                                                                 (Dollars In Thousands)
AS OF DECEMBER 31, 1999:
     Total capital (to risk weighted assets):
         Company                                  $111,747        14.28%       $(GREATER THAN)62,610       (GREATER THAN)8.00%
                                                                                (OR EQUAL TO)              (OR EQUAL TO)
         BANK                                      104,435        13.41         (GREATER THAN)62,320       (GREATER THAN)8.00
     Tier I capital (to risk weighted assets):                                  (OR EQUAL TO)              (OR EQUAL TO)
         Company                                   104,746        13.38         (GREATER THAN)31,305       (GREATER THAN)4.00
                                                                                (OR EQUAL TO)              (OR EQUAL TO)
         Bank                                       97,434        12.51         (GREATER THAN)31,160       (GREATER THAN)4.00
     Tier I capital (to average assets):                                        (OR EQUAL TO)              (OR EQUAL TO)
         Company                                   104,746         7.43         (GREATER THAN)56,363       (GREATER THAN)4.00
                                                                                (OR EQUAL TO)              (OR EQUAL TO)
         Bank                                       97,434         6.94         (GREATER THAN)56,142       (GREATER THAN)4.00
AS OF DECEMBER 31, 1998:                                                        (OR EQUAL TO)              (OR EQUAL TO)
     Total capital (to risk weighted assets):
         Company                                  $100,409        15.97%       $(greater than)50,285       (greater than)8.00%
                                                                                (or equal to)              (or equal to)
         Bank                                       93,838        15.01         (greater than)50,029       (greater than)8.00
     Tier I capital (to risk weighted assets):                                  (or equal to)              (or equal to)
         Company                                    93,187        14.83         (greater than)25,143       (greater than)4.00
                                                                                (or equal to)              (or equal to)
         Bank                                       86,977        13.91         (greater than)25,015       (greater than)4.00
     Tier I capital (to average assets):                                        (or equal to)              (or equal to)
         Company                                    93,187         8.70         (greater than)42,852       (greater than)4.00
                                                                                (or equal  to)             (or equal  to)
         Bank                                       86,977         8.17         (greater than)42,609       (greater than)4.00
                                                                                (or equal to)42,609        (or equal to) 4.00




                                                                            To Be Well
                                                                         Capitalized Under
                                                                        Prompt Corrective
                                                                        Action Provisions
                                                                        -----------------
                                                           Amount                           Ratio
                                                           ------                           -----

AS OF DECEMBER 31, 1999:
     Total capital (to risk weighted assets):
         Company                                                              N/A

         Bank                                        $(GREATER THAN)77,899          (GREATER THAN)10.00%
     Tier I capital (to risk weighted assets):        (OR EQUAL TO)                 (OR EQUAL TO)
         Company                                                              N/A

         Bank                                         (GREATER THAN)46,740          (GREATER THAN) 6.00
     Tier I capital (to average assets):              (OR EQUAL TO)                 (OR EQUAL TO)
         Company                                                              N/A

         Bank                                         (GREATER THAN)70,178          (GREATER THAN) 5.00
AS OF DECEMBER 31, 1998:                              (OR EQUAL TO)                 (OR EQUAL TO)
     Total capital (to risk weighted assets):
         Company                                                              n/a

         Bank                                        $(GREATER THAN)62,536          (GREATER THAN)10.00%
     Tier I capital (to risk weighted assets):        (OR EQUAL TO)                 (OR EQUAL TO)
         Company                                                              n/a

         Bank                                         (GREATER THAN)37,523          (GREATER THAN) 6.00
     Tier I capital (to average assets):              (OR EQUAL TO)                 (OR EQUAL TO)
         Company                                                              n/a

         Bank                                         (GREATER THAN)53,261          (GREATER THAN) 5.00
                                                      (OR EQUAL TO)                 (OR EQUAL TO)


State and federal banking laws and regulations limit the amount of dividends that may be paid by the Bank to the Company. As of December 31, 1999, the Bank had retained earnings of approximately $ 49,765,000 available for payment of dividends to the Company. Under Federal Reserve Regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1999, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 10% of capital and surplus.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




20
--------------------------------------------------------------------------------
EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                                                        Years Ended December 31,
                                                                                   1999           1998           1997
                                                                             -----------------------------------------------
                                                                                             (In Thousands)
     Net income applicable to common stock                                    $       7,947   $     11,743   $      9,329
                                                                             ===============================================

     Weighted average common shares outstanding                                      10,414         10,358          9,185
     Effect of dilutive securities, stock options                                        77            142            106
                                                                             -----------------------------------------------

     Weighted average common shares outstanding used to
          calculate diluted earnings per share                                       10,491         10,500          9,291
                                                                             ===============================================



21
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




21
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 1999 and 1998:

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

    Accrued interest receivable:
       The carrying amounts of accrued interest receivable approximate its fair value.

    Deposit liabilities:
       The fair value of demand deposits, savings accounts and certain money market accounts is the amount payable on demand at the reporting date. The carrying amounts for variable-rate fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. The fair value of fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

    Accrued interest payable:
       The carrying amounts of accrued interest payable approximate its fair value.

    Other borrowed funds:
       The carrying amounts of short-term borrowings approximate their fair values.

    Long-term debt and subordinated debentures:
       The fair values of the Company's long-term debt and subordinated debentures are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




21
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair value of the Company's financial instruments at December 31, 1999 and 1998 were as follows:

                                                                           1999                           1998
                                                             ---------------------------------------------------------------
                                                                 CARRYING       ESTIMATED       Carrying      Estimated
                                                                  AMOUNT        FAIR VALUE       Amount       Fair Value
                                                             ---------------------------------------------------------------
                                                                                     (In Thousands)
     Financial Assets:
         Cash and due from banks                              $      49,904   $      49,904  $      28,710   $     28,710
         Interest-bearing deposits with banks                           114             114            336            336
         Federal funds sold                                             470             470            470            470
         Securities available for sale                              438,173         438,173        534,526        534,526
         Securities held to maturity                                261,785         235,829             25             25
         Loans receivable, net                                      658,725         656,966        533,395        558,722
         Mortgage loans held for sale                                 4,854           4,854          5,069          5,069
         Due from mortgage investors                                  4,957           4,957         14,567         14,567
         Accrued interest receivable                                 13,970          13,970         10,202         10,202

     Financial Liabilities:
         Deposits                                                 1,024,516       1,022,333        818,550        824,835
         Accrued interest payable                                     6,688           6,688          2,731          2,731
         Other borrowed funds                                       274,434         274,434         86,072         86,072
         Long-term debt                                              85,000          80,526        135,000        134,339
         Guaranteed preferred beneficial interest in
            Company's subordinated debentures                        10,000           9,146              -              -

     Off-Balance Sheet Financial Instruments:
         Commitments to extend credit                                     -               -              -              -
         Outstanding letters of credit                                    -               -              -              -

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



22
--------------------------------------------------------------------------------
PARENT COMPANY ONLY FINANCIAL INFORMATION


                                 BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                      1999           1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (In Thousands)
              ASSETS
Cash                                                                                          $      1,875   $      3,492
Investment in subsidiaries:
     Banking subsidiary                                                                             83,702         88,752
     Non-banking subsidiary                                                                          1,629            933
Securities available for sale                                                                            -            685
Other assets                                                                                         2,517          1,430
                                                                                             -------------------------------
                                                                                              $     89,723   $     95,292
                                                                                             ===============================
     LIABILITIES AND STOCKHOLDERS' EQUITY

Guaranteed preferred beneficial interest in Company's subordinated debentures                 $     10,000   $          -
Other liabilities                                                                                      945            380
                                                                                             -------------------------------

                                                                                                    10,945            380

Stockholders' equity                                                                                78,778         94,912
                                                                                             -------------------------------

                                                                                              $     89,723   $     95,292
                                                                                             ===============================



                              STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                         1999             1998           1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                            (In Thousands)
Dividend income:
     Banking subsidiaries                                                   $       7,500    $       3,550   $      2,275
     Non-banking subsidiary                                                             -            4,900              -
Interest and dividend income                                                          181              474            318
Interest expense                                                                      (61)               -              -
Net realized gains on securities available for sale                                     -                -            180
Other income                                                                          127              870              -
Other expenses                                                                       (385)          (3,247)          (140)
                                                                           -------------------------------------------------

              Income before income taxes (benefit) and equity in
                  undistributed net income of subsidiaries                          7,362            6,547          2,633

Income taxes (benefit)                                                                 (4)            (532)           103
                                                                           -------------------------------------------------

              Income before equity in undistributed net
                  income of subsidiaries                                            7,366            7,079          2,530
                                                                           -------------------------------------------------

Equity in undistributed net income (loss):
     Banking subsidiaries                                                             537            6,464          6,799
     Non-banking subsidiary                                                            44           (1,800)             -
                                                                           -------------------------------------------------

                                                                                      581            4,664          6,799
                                                                           -------------------------------------------------

              Net income                                                    $       7,947    $      11,743   $      9,329
                                                                           =================================================

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




22
--------------------------------------------------------------------------------
PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)


                            STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                           1999           1998           1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $       7,947   $     11,743   $      9,329
     Undistributed net income of subsidiaries                                          (581)        (4,664)        (6,799)
     Net realized gains on sales of securities                                            -              -           (180)
     Other                                                                             (611)        (1,831)           407
                                                                             -----------------------------------------------

              Net cash provided by operating activities                               6,755          5,248          2,757
                                                                             -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                           -              -           (856)
     Sales of securities available for sale                                               -            100            247
     Additional investment in bank subsidiaries                                     (13,000)        (5,000)       (15,500)
                                                                             -----------------------------------------------

              Net cash used in investing activities                                 (13,000)        (4,900)       (16,109)
                                                                             -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Pre-merger stock transactions of pooled entities                                     -            464            (36)
     Net proceeds from stock offering of pooled entity                                    -              -         20,869
     Guaranteed preferred beneficial interest in Company's subordinated
         debentures                                                                  10,000              -              -
     Proceeds from exercise of stock options                                            476            342              -
     Cash payment for fractional shares in connection with dividend                       -            (29)             -
     Cash dividends                                                                  (5,848)        (5,117)        (3,123)
                                                                             -----------------------------------------------

              Net cash provided by (used in) financing activities                     4,628         (4,340)        17,710
                                                                             -----------------------------------------------

              Net increase (decrease) in cash                                        (1,617)        (3,992)         4,358

Cash:
     Beginning                                                                        3,492          7,484          3,126
                                                                             -----------------------------------------------

     Ending                                                                   $       1,875   $      3,492   $      7,484
                                                                             ===============================================

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




23
--------------------------------------------------------------------------------
QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments necessary for a fair presentation (in thousands, except per share data):


                                                                                 THREE MONTHS ENDED
    1999                                                     MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
    -------------------------------------------------------------------------------------------------------------------------
    Interest income                                       $       19,679   $       21,131  $      21,795    $     23,284
    Interest expense                                             (11,064)         (11,848)       (12,574)        (14,016)
                                                         --------------------------------------------------------------------

              Net interest income                                  8,615            9,283          9,221           9,268

    Provision for loan losses                                       (300)            (300)          (200)           (417)
    Net realized gains (losses) on sale of securities                 (2)             (76)           (35)             17
    Change in control payments                                         -             (331)        (1,727)             31
    Other expenses, net of other income                           (5,559)          (7,612)        (7,597)         (6,906)
                                                         --------------------------------------------------------------------

       Income (loss)  before income tax benefit (expense)          2,754              964           (338)          1,993

    Income tax benefit (expense)                                     (23)             688          1,108             801
                                                         --------------------------------------------------------------------

              Net income                                  $        2,731   $        1,652  $         770    $      2,794
                                                         ====================================================================

    Earnings per common share:
        Basic                                             $         0.26   $         0.16  $        0.07    $        0.27
                                                         ====================================================================

        Diluted                                           $         0.26   $         0.16  $        0.07    $        0.27
                                                         ====================================================================



                                                                                 Three Months Ended
    1998                                                     March 31         June 30       September 30      December 31
    -------------------------------------------------------------------------------------------------------------------------
    Interest income                                       $       14,978   $       15,527  $      16,536    $     18,678
    Interest expense                                              (7,247)          (7,515)        (8,280)        (10,222)
                                                         --------------------------------------------------------------------

              Net interest income                                  7,731            8,012          8,256           8,456

    Provision for loan losses                                       (235)            (250)        (1,725)              -
    Net realized gains on sale of securities                       1,682              468          1,723             456
    Merger costs                                                       -           (1,963)             -               -
    Other expenses, net of other income                           (3,990)          (4,409)        (4,552)         (4,206)
                                                         --------------------------------------------------------------------

              Income before income taxes                           5,188            1,858          3,702           4,706

    Income taxes                                                  (1,473)            (478)          (574)         (1,186)
                                                         --------------------------------------------------------------------

              Net income                                  $        3,715   $        1,380  $       3,128    $      3,520
                                                         ====================================================================

    Earnings per common share:
         Basic                                            $         0.36   $         0.13  $         0.30   $        0.34
                                                         ====================================================================

         Diluted                                          $         0.35   $         0.13  $         0.30   $        0.34
                                                         ====================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to the directors and executive officers is incorporated herein by reference to the Company's definitive Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement"). Pursuant to Securities and Exchange Commission regulations, the Company is required to identify the names of persons who failed to file or filed a late report required under Section 16(a) of the Exchange Act of 1934, as amended. Generally, the reporting regulations under Section 16(a) require directors and executive officers to report changes in their ownership in the Company's stock. Based on the Company's review of copies of such reports received or written representations from certain directors and executive officers, the Company believes that, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and control persons were complied with.

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

                                     PART IV

ITEM 14.  EXHIBITS


a. (1)  Financial Statements - Included in Item 8
a. (2)  Financial Statement Schedules

                  None

a. (3) Exhibits

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

         10.1 Executive Employment Agreement, dated August 13, 1999, among Main Street Bancorp, Inc., Main Street Bank and Nelson R. Oswald, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.2 Executive Employment Agreement, dated August 13, 1999, among Main Street Bancorp, Inc., Main Street Bank and Robert D. McHugh, Jr., incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.3 Executive Employment Agreement, dated August 13, 1999, among Main Street Bancorp, Inc., Main Street Bank and Richard A. Ketner, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.4 Executive Employment Agreement, dated August 13, 1999, among Main Street Bancorp, Inc., Main Street Bank and Steven A. Ehrlich, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.5 Executive Employment Agreement, dated August 13, 1999, among Main Street Bancorp, Inc., Main Street Bank and Norman E. Heilenman, incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.6 Deferred Compensation Agreement, dated October 14, 1999 by and between Main Street Bancorp, Inc., and Nelson R. Oswald, incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.7 Deferred Compensation Agreement, dated October 14, 1999 by and between Main Street Bancorp, Inc., and Robert D. McHugh, Jr., incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.8 Deferred Compensation Agreement, dated October 14, 1999 by and between Main Street Bancorp, Inc., and Richard A. Ketner, incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         21.1 List of Subsidiaries of the Main Street Bancorp, Inc, included herein.

         23.1     Consent of Beard & Company, Inc., independent auditors.

         27.1     Financial Data Schedule.

b. Reports on Form 8-K

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

March 28, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                          Title                   Date
          ---------                          -----                   ----
/s/ Nelson R. Oswald
------------------------         Director and Chairman        March 28, 2000
Nelson R. Oswald                 of the Board and
                                 CEO (Principal
                                 Executive Officer)

/s/ Robert D. McHugh, Jr.
------------------------         Executive V.P./              March 28, 2000
Robert D. McHugh, Jr.            Treasurer (Principal
                                 Financial Officer)

/s/ Donna L. Rickert
------------------------         Sr. V.P./Controller          March 28, 2000
Donna L. Rickert, C.P.A.         (Principal Accounting
                                 Officer)

/s/ Richard D. Biever
------------------------         Director                     March 28, 2000
Richard D. Biever


/s/ Edward J. Edwards
------------------------         Director                     March 28, 2000
Edward J. Edwards


/s/ Albert L. Evans
------------------------         Director                     March 28, 2000
Albert L. Evans


/s/ Richard T. Fenstermacher
------------------------         Director                     March 28, 2000
Richard T. Fenstermacher


/s/ Ivan H. Gordon
------------------------         Director                     March 28, 2000
Ivan H. Gordon

/s/ Frederick A. Gosch
------------------------         Director                     March 28, 2000
Frederick A. Gosch



------------------------         Director                     March 28, 2000
Jeffrey W. Hayes


/s/ Alfred B. Mast
------------------------         Director                     March 28, 2000
Alfred B. Mast


/s/ Wesley R. Pace
------------------------         Director                     March 28, 2000
Wesley R. Pace


/s/ Raman V. Patel
------------------------         Director                     March 28, 2000
Raman V. Patel


/s/ Joseph P. Schlitzer
------------------------         Director                     March 28, 2000
Joseph P. Schlitzer


/s/ Floyd S. Weber
------------------------         Director                     March 28, 2000
Floyd S. Weber

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

         10.1     Executive Employment Agreement, dated August 13, 1999, among
                  Main Street Bancorp, Inc., Main Street Bank and Nelson R.
                  Oswald, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.2     Executive Employment Agreement, dated August 13, 1999, among
                  Main Street Bancorp, Inc., Main Street Bank and Robert D.
                  McHugh, Jr., incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


         10.3     Executive Employment Agreement, dated August 13, 1999, among
                  Main Street Bancorp, Inc., Main Street Bank and Richard A.
                  Ketner, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


         10.4     Executive Employment Agreement, dated August 13, 1999, among
                  Main Street Bancorp, Inc., Main Street Bank and Steven A.
                  Ehrlich, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


         10.5     Executive Employment Agreement, dated August 13, 1999, among
                  Main Street Bancorp, Inc., Main Street Bank and Norman E.
                  Heilenman, incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.6 Deferred Compensation Agreement, dated October 14, 1999, by and between Main Street Bancorp, Inc. and Nelson R. Oswald, incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1999.

         10.7 Deferred Compensation Agreement, dated October 14, 1999, by and between Main Street Bancorp, Inc. and Robert D. McHugh,
                  Jr., incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1999.

         10.8 Deferred Compensation Agreement, dated October 14, 1999, by and between Main Street Bancorp, Inc. and Richard A. Ketner, incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1999.

         21.1 List of Subsidiaries of the Main Street Bancorp, Inc., included herein.

         23.1 Consent of Beard & Company, Inc., independent auditors, included herein.

         27.1     Financial Data Schedule