Form 10-Q
period 2000-03-31
MAIN STREET BANCORP INC
filed 2000-05-11
CIK 1060558

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
     March 31, 2000.

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

                         (610) 685-1400
                 (Registrant's Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                                    Number of Shares Outstanding
                                        as of  April 30, 2000

COMMON STOCK ($1.00 Par Value)                10,449,845
     (Title of Class)                    (Outstanding Shares)



                     MAIN STREET BANCORP, INC.

                            FORM 10-Q

               For the Quarter Ended March 31, 2000

                            Contents

PART I     FINANCIAL INFORMATION                        Page No.

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
            March 31, 2000 and December 31,1999            4

           Consolidated Statements of Income for
            Three Month Periods ended
            March 31, 2000 and 1999                        5

           Consolidated Statement of Stockholders'
            Equity for the Three Month Period
            Ended March 31, 2000                           6

           Consolidated Statements of Cash Flows for
            the Three Month Periods Ended  March 31,
            2000 and 1999                                  7

           Notes to Consolidated Financial Statements      9

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations  12

Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                    21

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings                               21
Item 2.    Changes in Securities                           21
Item 3.    Defaults Upon Senior Securities                 21
Item 4.    Submission of Matters to a Vote of Security
            Holders                                        21
Item 5.    Other Information                               21
Item 6.    Exhibits and Reports on Form 8-K                21



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



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

                                                              March 31,         December 31,
                                                                2000                1999
                                                           (In thousands, except share data)

Cash and due from banks                                     $  38,486            $ 49,904
Interest-bearing deposits with banks                              150                 114
Federal funds sold                                                470                 470
Securities available for sale                                 474,588             438,173
Securities held to maturity, fair value March 31,
   2000 $241,104; December 31, 1999 $235,829                  261,783             261,785
Loans receivable, net of allowance for loan losses
   March 31, 2000 $7,079; December 31, 1999 $7,002            702,443             658,725
Mortgages held for sale                                         6,853               4,854
Due from mortgage investors                                     2,659               4,957
Bank premises and equipment, net                               37,280              36,477
Accrued interest receivable and other assets                   51,012              41,288

         TOTAL ASSETS                                      $1,575,724          $1,496,747

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand, non-interest bearing                            $133,955            $122,283
     Demand, interest bearing                                 132,559             137,352
     Savings                                                  369,938             327,422
     Time deposits                                            472,925             437,459

         TOTAL DEPOSITS                                     1,109,377           1,024,516

   Accrued interest payable and other liabilities              13,609              24,019
   Other borrowed funds                                       275,134             274,434
   Long-term debt                                              85,000              85,000
   Guaranteed preferred beneficial interest in
      Company's subordinated debentures                        10,000              10,000

         TOTAL LIABILITIES                                  1,493,120           1,417,969

Stockholders' equity:
   Common stock, par value $1.00 per share;
     authorized 50,000,000 shares; issued and outstanding
     March 31, 2000 10,449,845 shares; December 31,
     1999 10,449,657 shares                                    10,450              10,450
   Surplus                                                     64,538              64,548
   Retained earnings                                           21,816              21,326
   Accumulated other comprehensive income (loss)              (14,200)            (17,546)

         TOTAL STOCKHOLDERS' EQUITY                            82,604              78,778

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $1,575,724          $1,496,747


See Notes to Consolidated Financial Statements



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                             For the Three Months Ended
                                                        March 31, 2000       March 31, 1999
                                                       (In thousands, except per share data)

Interest income:
   Loan receivable, including fees                            $14,206             $11,454
   Interest and dividends on securities:
     Taxable                                                    7,060               4,984
     Tax-exempt                                                 4,171               3,232
   Other                                                           10                   9

         Total interest income                                 25,447              19,679

Interest expense:
   Deposits                                                    10,416               7,700
   Other borrowed funds                                         4,326               1,731
   Long-term debt                                               1,282               1,633

         Total interest expense                                16,024              11,064

              Net interest income                               9,423               8,615
Provision for loan losses                                         375                 300
       Net interest income after provision
            for loan losses                                     9,048               8,315

Other income:
   Income from fiduciary activities                               236                 283
   Customer service fees                                        1,707                 662
   Mortgage banking activities                                    204                 456
   Net realized gains (losses) on sale of securities              (17)                 (2)
   Other                                                          310                 186

         Total other income                                     2,440               1,585

Other expenses:
   Salaries and wages                                           3,960               2,975
   Employee benefits                                            1,136                 737
   Occupancy                                                    1,372                 753
   Equipment depreciation and maintenance                         754                 491
   Other                                                        3,301               2,190

         Total other expenses                                  10,523               7,146

     Income before income taxes                                   965               2,754

Federal income taxes (benefit)                                   (988)                 23

         Net Income                                           $ 1,953             $ 2,731
   Basic earnings per share                                   $  0.19             $  0.26

   Diluted earnings per share                                 $  0.19             $  0.26


See Notes to Consolidated Financial Statements



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2000

                                 Number Of                               Accumulated
                                 Shares                                  Other
                                 Common    Common             Retained   Comprehensive
                                 Stock     Stock    Surplus   Earnings   Income (loss) Total

                                               (In thousands, except share data)

Balance, December 31, 1999     10,449,657  $10,450  $64,548  $21,326    $(17,546)   $78,778
  Comprehensive income
   Net income                                                  1,953                  1,953
   Change in net unrealized
     gains (losses) on securities
     available for sale                                                    3,346      3,346

     Total comprehensive income                                                       5,299
   Issuance of common stock upon
        exercise of stock options     188       --       --       --          --         --
   Discount on dividend reinvestment   --       --      (10)      --          --        (10)
   Cash dividends declared             --       --       --   (1,463)         --     (1,463)

Balance March 31, 2000         10,449,845  $10,450  $64,538  $21,816    ($14,200)   $82,604


See Notes to Consolidated Financial Statements



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                For the Three Months Ended
                                                              March 31, 2000   March 31,1999

                                                                      (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  1,953          $  2,731
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Provision for loan losses                                          375               300
   Provision for depreciation and amortization                        894               458
   (Gain) Loss on sale of equipment and foreclosed real estate        (72)               17
   Net realized (gain) loss on sale of securities                      17                 2
   Provision for deferred income taxes                             (1,106)               --
   Proceeds from sale of mortgage loans                            10,302            27,160
   Net (gain) loss on sale of mortgage loans                          (57)               (1)
   Mortgage loans originated for sale                             (12,244)          (27,159)
   Net (amortization) of security premiums and discounts             (216)              190
   (Increase) decrease in:
     Due from mortgage investors                                    2,298            10,572
     Accrued interest receivable and other assets                 (10,115)           (3,417)
   Increase in accrued interest payable and other liabilities          94               440

         Net cash provided by operating activities                 (7,877)           11,293


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale            16,864            16,549
   Proceeds from maturities of and principal repayments
      on securities available for sale                              2,522            13,657
   Purchases of securities available for sale                     (60,942)          (89,531)
   Purchases of securities held to maturity                            --           (69,797)
   (Increase) Decrease in interest-bearing deposits with banks       ( 36)             (364)
   Loans made to customers, net of principal collected            (44,653)          (27,230)
   Proceeds from sales of foreclosed real estate                      288               222
   Proceeds from sales of bank premises and equipment                   5                 8
   Purchases of premises and equipment                            ( 1,677)           (2,833)

     Net cash used in investing activities                       ( 87,629)         (159,319)




MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS Con't. (Unaudited)

                                                          For the Three Months Ended
                                                       March 31, 2000   March 31, 1999

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits         $ 49,395          $ 24,541
    Net increase in time deposits                         35,466            22,981
    Proceeds from (repayment of) other borrowed funds        700            88,824
    Proceeds from long term borrowings                        --            15,000
      Principal payments of long-term borrowings              --            (5,000)
    Proceeds from exercise of stock options                   --                57
    Cash dividends paid                                   (1,473)           (1,455)
      Net cash provided by financing activities           84,088           144,948

      Increase (decrease) in cash and due from banks     (11,418)           (3,078)

Cash and due from banks:

    Beginning                                             49,904            28,710

     Ending                                             $ 38,486          $ 25,632

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest                                         $ 15,930          $ 10,579

       Income taxes                                     $  1,000          $    500


See Notes To Consolidated Financial Statements



MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Main Street Bank (the "Bank"), MBNK Investment Company and MBNK
Capital Trust I.    All significant intercompany accounts and
transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share:

                                     Three Months Ended
                                 March                 March
                               31, 2000              31, 1999

Numerator, net income         $1,953,000            $ 2,731,000

Denominator:
  Denominator for basic
    earnings per share,
    weighted average shares   10,449,837             10,394,441

  Effect of dilutive
    securities, stock options     37,697                289,949

  Denominator for diluted
    earnings per share,
    weighted average shares
    and assumed conversions   10,487,534             10,684,390

Basic earnings per
  common share                     $0.19                  $0.26

Diluted earnings per common
  share                            $0.19                  $0.26

COMPREHENSIVE INCOME

     Accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

     The components of other comprehensive income (loss) and related tax effects are as follows:

                                                    For the Three Months Ended
                                                  March                  March
                                               31, 2000                31, 1999

Unrealized holding gains (losses) on
  available for sale securities               $  5,165                $  (5,131)
Less reclassification adjustment for gains
  (losses) included in net income                (  17)                 (     2)

Net unrealized gains (losses)                    5,148                   (5,133)

Tax (expense) benefit                           (1,802)                   1,795

   Net of tax amount                          $  3,346                 $ (3,338)


OTHER EXPENSES

     The following represents the most significant categories of other expenses for the three months ended March 31:

                                         Three Months
                                         Ended March 31,
                                       2000          1999
                                         (In Thousands)

Advertising                            $  755     $  300
Data processing and MAC fees              707        328
Office supplies and expenses              612        432
Professional fees                         224        210
All other expenses                      1,003        920
                                       $3,301     $2,190

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

                       FINANCIAL CONDITION HIGHLIGHTS

     Total assets increased to $1.576 billion at March 31, 2000, compared to $1.497 billion at December 31, 1999, an increase of $79.0 million, or 5.3%. This increase was primarily reflected in securities, loans and other assets.

     Securities increased $36.4 million, or 5.2%, to $736.4 million at March 31, 2000 when compared to $700.0 million at December 31, 1999. The increase is due to the purchase of $60.9 million in securities, offset by the securities sales and maturities of $19.4 million. The Company elected to increase its securities portfolio as part of a program to leverage the balance sheet and increase earnings, thereby, offsetting a portion of the operating expenses that increased as a result of the branch expansion program. The securities were initially funded with short-term Federal Home Loan Bank advances. Over time, the Company plans to replace most of these short-term borrowings with lower-cost deposits expected to be gathered from the branch expansion plans. The strategic plan also includes replacing securities with higher yielding loans as additional volume is generated in the new markets. The Company hopes that as this strategic plan unfolds, the initial spread of 2% on borrowings and securities will turn into a 4% spread on deposits and loans. Nearly the entire bond securities portfolio is rated AAA by either Standard & Poor or Moodys. There were no derivatives held at March 31, 2000 and no investments in hedge funds. Securities held were primarily government agencies, municipalities, or bank stocks at March 31, 2000.

     Loans receivable, net of allowance for loan losses of $7.1 million at March 31, 2000 and $7.0 million at December 31, 1999, increased to $702.4 million at March 31, 2000 from $658.7 million at December 31, 1999. The increase of $43.7 million, or 6.6%, was primarily due to an increase in commercial loans. During the first three months of 1999, the Company provided for $375,000 in loan losses. See "Provision for Loan Losses" for a further discussion of the provision.

     Amounts due from mortgage investors decreased from $5.0 million at December 31, 1999 to $2.7 million at March 31, 2000. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for investors for periods ranging from three to twenty-one days.

     Mortgages held for sale increased $2.0 million, or 41.2%, to $6.9 million at March 31, 2000 from $4.9 million at December 31, 1999. Generally accepted accounting principles ("GAAP") require that mortgages held for sale be marked to lower of cost or market. As a result, mortgages held for sale losses increased by $74,000 during the first quarter of 2000 to $253,000 at March 31, 2000.

     Accrued interest receivable and other assets increased by 23.6%, or $9.7 million, to $51.0 million at March 31, 2000 from $41.3 million at December 31, 1999. The increase was due to the recording of a $12.2 million receivable for securities that were sold at March 31, 2000 but had not settled.

     Total deposits, the primary source of funds, increased $84 million to $1.109 billion at March 31, 2000 compared to $1.025 billion at December 31, 1999, an increase of 8.3%. The increase in deposits was primarily in savings and time deposits. Savings deposits increased from $327.4 million at December 31, 1999 to $369.9 million at March 31, 2000, an increase of $42.5 million, or 13.0%. The increase was due to increased advertising and the raising of the money market savings rate. Total time deposits increased $35.4 million, or 8.1%, to $472.9 million at March 31, 2000 million from $437.5 million at December 31, 1999. The increase in time deposits was due to the CD (certificate of deposit) special the Company was promoting to provide long term funding for loan and security purchases and to attract new customers to the Company's new branches. In order to receive the bonus CD rate, customers are also required to open a lower-cost checking and savings account.

     As of March 31, 2000, the Company has opened 22 of the 23 branches announced last year. These branches have been open an average of 8 months and have gathered $170 million in deposits. When the Company announced the branch expansion program, the goal was for these branches to gather , on average, $950,000 in deposits per month. In February and March 2000, this goal was accomplished and the Company hopes to continue to reach or exceed this goal in the upcoming months.

     Accrued interest payable and other liabilities decreased $10.4 million, or 43.3%, from $24.0 million at December 31, 1999 to $13.6 million at March 31, 2000. The decrease was due to the recording of a $10.5 million payable at December 31, 1999 for securities that were traded but not settled. At March 31, 2000, the Company had $0 in securities traded not settled.

     Other borrowed funds and long-term debt was essentially flat at about $360.0 million at December 31, 1999 and March 31, 2000. As mentioned above, the Company elected to purchase securities ahead of the in-flow of deposits and loans expected to occur in 2000 and beyond from the addition of 23 new branches in order to offset expected start-up costs associated with these branch openings.

     Stockholders' equity increased $3.8 million, or 4.9%, from $78.8 million at December 31, 1999 to $82.6 million at March 31, 2000. The increase was primarily due to the change in net unrealized gains (losses) on securities available for sale, as required by FASB 115. At December 31, 1999, the Company had $17.5 million in unrealized losses and at March 31, 2000, the Company had $14.2 million in unrealized losses on securities
available for sale.   Should interest rates increase in the
future, stockholders' equity could decrease due to further unrealized losses on the securities available for sale. Should interest rates decline in future periods, stockholders' equity could further increase as a result of unrealized gains on securities available for sale. FASB 115 requires companies to report the securities classified as "available-for-sale" at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. FASB 115 only addresses one component of the balance sheet, securities, and does not take into account fair value adjustments for the remaining items of the balance sheet. FASB 107 addresses the full balance sheet market value issue but does not require a separate adjustment to stockholders' equity. In addition, the Company does not include the FASB 115 adjustment to stockholders' equity when calculating the regulatory ratios. Thus, the $14.2 million reduction to equity for unrealized losses on securities available for sale at March 31, 2000, had no impact on the Company's regulatory capital adequacy ratios.

                      RESULTS OF OPERATIONS

Overview

     Net income for the first quarter of 2000 was $2.0 million
compared to $2.7 million for the first quarter of 1999.    On a
per share basis, basic and diluted earnings were $0.19 and $0.26
for the first quarter of 2000 and 1999, respectively.   The
reduction in net income and earnings per share was expected due to increased costs associated with the opening of 22 new branches throughout eastern Pennsylvania and Hunterdon County, New Jersey.


Net Interest Income

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For the first quarter of 2000, net interest income, calculated on a tax-equivalent basis, increased $1.3 million, or 13.1%, to $11.5 million from $10.2 million in the first quarter of 1999.

     The increase in net interest income was primarily due to an increase in average interest-earning assets at yields greater than rates paid on average interest-bearing liabilities. Average interest-earning assets increased $305.0 million, or 26.9%, from $1.134 billion at March 31, 1999 to $1.439 billion at March 31, 2000. The increase in average assets consisted mostly of securities and loans. Securities increased $176.1 million, or
30.5 %, from $578.2 million at March 31, 1999 to $754.3 million at March 31, 2000. The majority of these securities purchases were funded with FHLB borrowings at an approximate interest rate spread of 2.0%. As interest rates rise, the spread between FHLB borrowings and securities could narrow below 2.0%. However, this narrowing of the spread is mitigated to some degree by widening spreads [elsewhere]. As mentioned earlier, the Company plans to eventually replace these borrowings with deposits that will be gathered from the new branch openings. Average loans increased $129.3 million, or 23.3%, to $684.4 million at March 31, 2000 from $555.1 million at March 31, 1999.

     Interest income earned on interest-earning assets increased $6.3 million, or 29.7%, to $27.5 million for the first quarter ending March 31, 2000 compared to $21.2 million for the first quarter ending March 31, 1999, calculated on a tax-equivalent basis. Interest income from securities, calculated on a tax equivalent basis, increased $3.6 million, or 36.5%, to $13.3 million for the first quarter ending March 31, 2000 compared to $9.7 million for the first quarter ending March 31, 1999. Interest income from loans, calculated on a tax equivalent basis, increased $2.7 million, or 23.9%, to $14.2 million for the first quarter ending March 31, 2000 compared to $11.5 million for the first quarter ending March 31, 1999.

     The Company's total interest expense increased $5.0 million, or 44.8%, to $16.0 million for the first quarter of 2000 compared to $11.0 million for the first quarter of 1999. Average interest-bearing liabilities increased $310.0 million to $1.318 billion for the first quarter of 2000 compared to $1.008 billion for the first quarter of 1999. The average rate paid on interest-bearing liabilities was 4.89% for the first quarter of 2000 compared to 4.45% for the first quarter of 1999.

     Average interest-bearing deposits increased $189.5 million, or 25.6%, to $929.3 million at March 31, 2000 compared to $739.8 million at March 31, 1999. The average rate paid on average interest-bearing deposits was 4.51% at March 31, 2000 compared to
4.22% at March 31, 1999.   The primary reason the average rate
paid on average interest-bearing deposits increased was due to a certificate of deposit promotion for the bank. In the first quarter of 2000, the Company raised nearly $40.0 million of 6.55%
(APY) certificates of deposit with a term of 16 months. As part of this promotion each customer was required to open a low cost checking and savings account in order to obtain the high rate certificate of deposit.

     Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin decreased 42 basis points from 3.63% in the first quarter of 1999 to 3.21% in the first quarter of 2000, calculated on a tax-equivalent basis. Net interest margin decreased primarily because, in connection with the Company's plan to open 23 new branches, the Company conducted a leveraging strategy whereby it increased securities nearly $300.0 million at yields approximately 2.0% above the interest rate paid on funding liabilities. Because the spread on this incremental leveraging was nearly 200 basis points below the Company's net interest margin at the start of the leveraging (during the fourth quarter 1998), the Company's overall net interest margin naturally has declined. However, the net interest income on this leveraging has been used to offset nearly $8.0 million of operating costs associated with opening the new branches since March of 1999. As borrowings are replaced with lower cost deposits, and as securities are replaced with higher yielding loans, the Company expects the initial 2.0% spread of this leveraging program to widen and eventually reverse the recent decline in net interest margin.

     Another reason net interest margin decreased in the first quarter of 2000 versus the first quarter of 1999 was the significant increase in non interest-earning assets related to
the branch openings.   Each new branch required vault cash
inventories and premises and equipment expenditures. Average non-interest earning assets increased from $73.7 million at March 31, 1999 to $119.7 million at March 31, 2000.

Provision For Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $375,000 for the first three months of 2000 compared to $300,000 for the first three months of 1999. Non-performing assets as a percentage of total assets remained relatively the same: .44% as of March 31, 2000 compared to .43% at December 31, 1999. See further discussion under "Asset Quality".

Other Income

     Other income increased $855,000, or 53.9%, from $1.6 million for the first quarter of 1999 to $2.4 million for the first quarter of 2000. The increase in other income for the first quarter of 2000 was mostly due to increased customer service fees. Customer service fees increased from $662,000 in the first quarter of 1999 to $1.7 million in the first quarter of 2000.
The increased customer service fees are a direct result of the branch expansion plan and also due to the introduction of Bounce Protection in December 1999. Bounce Protection is a special overdraft privilege for checking account customers for which the bank will honor overdrafts up to a pre-approved limit.

     Income from mortgage banking activities decreased $252,000, or 55.3%, from $456,000 during the first quarter of 1999 to $204,000 for the first quarter of 2000. Income from mortgage banking activities decreased for several reasons. $74,000 of the decrease was due to the requirement of Generally Accepted Accounting Principles (GAAP) that companies record mortgages held for sale at the lower of cost or market. The resulting gains or losses are primarily a function of interest rate movements. This $74,000 loss was directly reported on the income statement in 2000 and another $179,000 was reported on the income statement in 1999 for a total loss of $253,000, or 3.57% of the $7.1 million
in loans classified as held for sale.    The remaining $178,000
decrease in income from mortgage banking activities was due to a slower volume of refinancing business because of the rise in interest rates.

     Other income increased $124,000, or 66.7%, to $310,000 for the first quarter of 2000 compared to $186,000 for the first quarter of 1999. The increase was mostly due to the income from the deferred compensation plans.

Other Expenses

     Total other expenses increased $3.4 million, or 47.3% to $10.5 million for the first quarter of 2000 compared to $7.1 million for the first quarter of 1999. The increase was due to salaries and employee benefits, occupancy, equipment depreciation and maintenance, and other operating expenses.

     Salaries, wages and employee benefits increased $1.4 million, or 37.3%, from $3.7 million for the first quarter ended March 31, 1999, to $5.1 million for the first quarter of 2000. Salaries, wages and employee benefits increased from the first quarter of 1999 to the first quarter of 2000 due to the opening and hiring of staff at the twenty two new branch locations. Salaries, wages and employee benefits also increased due to FASB
91. FASB 91 requires companies to defer a portion of nonrefundable loan fees that relate to originating a loan. Since most of the costs of originating a loan are salaries and benefits, a contra salary adjustment is made and deferred over the life of the loan. Due to the increase in interest rates, the Company had less loan originations and hence, less contra salaries.

     Occupancy expense increased $619,000, or 82.2%, to $1.4 million for the first quarter of 2000 compared to $753,000 for the first quarter of 1999. The increase was due to lease expenses, utilities, real estate taxes, and similar expenses, on the 22 new branches that have opened since March 1999.

     Equipment depreciation and maintenance increased $263,000, or 53.6%, to $754,000 for the first quarter of 2000 compared to $491,000 for the first quarter of 1999. The increase was due primarily to depreciation and maintenance on new equipment and furniture for the twenty-two new branches.

     Other operating expenses increased $1.1 million, or 50.7%, to $3.3 million for the first quarter of 2000, compared to $2.2 million for the first quarter of 1999. The increase in other expenses occurred in advertising, data processing and MAC fees, office supplies and expenses, and professional fees. An explanation for these increase follows:

     Advertising and marketing increased $455,000, or 151.7%, to $755,000 for the first quarter of 2000 compared to $300,000 for the first quarter of 1999. The increase from last year was due to advertising and marketing in conjunction with the opening of the 22 new branches that opened from the end of March of 1999 through February of 2000. Advertising and marketing includes media costs, promotional items (pens, mugs, etc.), printing costs, new branch opening costs and branch freebies (cookies, coffee and other treats).

     Data processing and MAC fees increased $379,000, or 115.5%, from $328,000 in the first quarter of 1999 to $707,000 in the first quarter of 2000. The increase was a result of increased volume in credit card processing/ATM processing due to the 22 new branches, an ongoing service fee to Pinnacle Financial for Bounce Protection and also due to unexpected losses in merchant services. In the first quarter of 2000, the Company accrued for a net $89,000 in merchant services losses.

     Office supplies and expenses increased $180,000, or 41.7%, to $612,000 for the first quarter of 2000 compared to $432,000 for the same period in 1999. The increase was due to supplies necessary to support the Company's growth and the 22 new branches.

     Professional fees increased $14,000, or 6.7%, to $224,000 for the first quarter of 2000 compared to $210,000 for the first quarter of 1999. All of the increase in professional fees was due to the acquisition of Granite Mortgage.

Federal Income Taxes

     The provision for federal income taxes was a $988,000 benefit for the first quarter of 2000 compared to $23,000 expense for the first quarter of 1999. The tax benefit in 2000 resulted from a higher level of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans compared to pretax income. This is expected to occur throughout most of 2000. For federal income tax purposes, the Company is subject to the alternative minimum tax, which totalled $177,000 for the first quarter of 2000. Since this tax creates a credit that can be carried forward indefinitely to offset future federal income taxes, it is not an expense of the Company. The alternative minimum tax has, therefore, been recorded as a deferred tax asset, which will be recoverable in future years as the bank has taxable income.

Asset Quality

     Non-performing assets as a percentage of total assets remained relatively the same at 0.43% at December 31, 1999 and 0.44% at March 31, 2000. Non-performing assets increased slightly from $6.4 million at December 31, 1999 to $7.0 million at March 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 117.84% at December 31, 1999 and decreased slightly to 114.81% at March 31, 2000. Non-performing loans are comprised of non-accrual loans, accruing loans that are 90 days or more past due and restructured loans. Given the fact that the above ratios remained relatively the same as well as other qualitative and quantitative factors, the Company felt comfortable allowing the loan loss reserve ratio as a percentage of total loans to decline from 1.05% at December 31, 1999 to 1.00% at March 31, 2000. The loan loss reserve as a percentage of total loans, excluding mortgages, was 1.40% at March 31, 2000, down from 1.49% at December 31, 1999.

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at March 31, 2000. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions, an increase in loan volume, or for other reasons. Any such increase could adversely affect the Company's results of operations.

Capital

     The Company's Tier 1 capital to risk-weighted assets ratio at March 31, 2000 was 12.59% compared to 13.38% at December 31, 1999. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at March 31, 2000 was 13.43% compared to 14.28% at December 31, 1999. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At March 31, 2000, the Company's leverage ratio was 6.96% versus 7.43% at December 31, 1999. The Company is categorized as "well capitalized" under applicable Federal regulations.

Liquidity

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by the fair value of securities not pledged as collateral, cash and amounts due from banks, interest-bearing deposits with banks, and Federal funds sold. Held to maturity securities are classified as liquid assets to the extent they are not pledged as collateral.

     These liquid assets totaled $378.9 million at March 31, 2000 compared to $339.5 million at December 31, 1999. Maturing and repaying loans are another source of asset liquidity. At March 31, 2000, the Company estimated that an additional $84.7 million of loans will mature in the next six-month period ended
September 30, 2000.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds, utilizing the borrowing facilities of the Federal Reserve System or the FHLB System, or utilitizing repurchase agreements with other institutions and customers. The Bank utilizes a variety of these methods of liability liquidity. At March 31, 2000, the Bank had approximately $207.4 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $231.8 million at December 31, 1999. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.



Item 3.  Quantitative and Qualitative Disclosures About Market
Risk

     Please refer to Item 7A of the Company's annual report to shareholders on Form 10-K for December 31, 1999. There have been no significant changes regarding market risk since that date.

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

  3.2 Bylaws of Main Street Bancorp, Inc., as amended, incorporated herein by reference to Exhibit 3 (ii) on the Current Form of 8-K dated April 25, 2000.

  10.1 Executive Employment Agreement, dated August 13, 1999, among Main Street Bancorp, Inc, Main Street Bank and Nelson R. Oswald, incorporated herein by reference to
        Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

  10.2 Executive Employment Agreement, dated August 13, 1999, among Main Street Bancorp, Inc, Main Street Bank and Robert D. McHugh, incorporated herein by reference to
        Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

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

  10.7 Deferred Compensation Agreement, dated October 14, 1999 by and between Main Street Bancorp, Inc. and Robert D. McHugh, incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

  10.8 Deferred Compensation Agreement, dated October 14, 1999 by and between Main Street Bancorp, Inc. and Richard A. Ketner, incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


27.1  Financial Data Schedule.

  (b)  Reports on Form 8 - K

       (1) - On January 18, 2000, the Company filed a Current Report on Form 8-K, dated January 18, 2000, to report information under item 7(a). Financial statements were filed with the Current Report.



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MAIN STREET BANCORP, INC.

                                (Registrant)


May 11, 2000                     /s/ Robert D. McHugh, Jr.
                                 Robert D. McHugh, Jr.
                                 Executive Vice President and
                                 Treasurer








05/11/00/SL1 66353v1/01350.002