Form 10-Q
period 2000-07-31
MAIN STREET BANCORP INC
filed 2000-08-07
CIK 1060558

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                              FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended
     June 30, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                                     Number of Shares Outstanding
                                         as of  July 31, 2000

COMMON STOCK ($1.00 Par Value)                10,469,954
      (Title of Class)                   (Outstanding Shares)



                    MAIN STREET BANCORP, INC.

                           FORM 10-Q

               For the Quarter Ended June 30, 2000

                           Contents

PART I   FINANCIAL INFORMATION                           Page No.

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of
           June 30, 2000 and December 31,1999                4

         Consolidated Statements of Income for the
           Three Month and Six Month Periods ended
           June 30, 2000 and 1999                            5

         Consolidated Statements of Stockholders'
           Equity for the Six Month Periods
           Ended June 30, 2000 and 1999                      6

         Consolidated Statements of Cash Flows for
           the Six Month Periods Ended June 30,
           2000 and 1999                                     7

         Notes to Consolidated Financial Statements          9

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    12

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                      24

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                  24
Item 2.  Changes in Securities                              24
Item 3.  Defaults Upon Senior Securities                    24
Item 4.  Submission of Matters to a Vote of Security
           Holders                                          24
Item 5.  Other Information                                  25
Item 6.  Exhibits and Reports on Form 8-K                   25



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



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                June 30,       December 31,
                                                                  2000             1999
ASSETS                                                     (In thousands, except share data)

Cash and due from banks                                        $   44,862       $   49,904
Interest-bearing deposits with banks                                  150              114
Federal funds sold                                                    470              470
Securities available for sale                                     387,882          438,173
Securities held to maturity, fair value June 30,
   2000 $240,871; December 31, 1999 $235,829                      261,782          261,785
Loans receivable, net of allowance for loan losses
   June 30, 2000 $7,611; December 31, 1999 $7,002                 763,965          658,725
Mortgages held for sale                                                 -            4,854
Due from mortgage investors                                         6,111            4,957
Bank premises and equipment, net                                   37,332           36,477
Accrued interest receivable and other assets                       42,320           41,288

         TOTAL ASSETS                                          $1,544,874       $1,496,747

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand, non-interest bearing                              $  137,331       $  122,283
     Demand, interest bearing                                     136,291          137,352
     Savings                                                      389,657          327,422
     Time deposits                                                480,525          437,459

         TOTAL DEPOSITS                                         1,143,804        1,024,516

   Accrued interest payable and other liabilities                  15,908           24,019
   Other borrowed funds                                           211,950          274,434
   Long-term debt                                                  85,000           85,000
   Guaranteed preferred beneficial interest in
      Company's subordinated debentures                            10,000           10,000

         TOTAL LIABILITIES                                      1,466,662        1,417,969

Stockholders' equity:
   Common stock, par value $1.00 per share;
      authorized 50,000,000 shares; issued and outstanding
      June 30, 2000 10,469,954 shares; December 31,
      1999 10,449,657 shares                                       10,470           10,450
   Surplus                                                         64,668           64,548
   Retained earnings                                               17,936           21,326
   Accumulated other comprehensive income (loss)                  (14,862)         (17,546)

         TOTAL STOCKHOLDERS' EQUITY                                78,212           78,778

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,544,874       $1,496,747

See Notes to Consolidated Financial Statements



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                 For the Three Months Ended            For the Six Months Ended
                                              June 30, 2000     June 30, 1999      June 30, 2000     June 30, 1999
                                                             (In thousands, except per share data)

Interest income:
   Loan receivable, including fees              $15,582             $11,930         $29,788           $23,384
   Interest and dividends on securities:
      Taxable                                     6,781               5,604          13,841            10,588
      Tax-exempt                                  4,005               3,588           8,176             6,820
   Other                                             11                   9              21                18

         Total interest income                   26,379              21,131          51,826            40,810


Interest expense:
   Deposits                                      11,566               8,109          21,982            15,809
   Other borrowed funds                           3,477               2,397           7,803             4,128
   Long-term debt                                 1,301               1,342           2,583             2,975

         Total interest expense                  16,344              11,848          32,368            22,912

                   Net interest income           10,035               9,283          19,458            17,898

Provision for loan losses                         1,000                 300           1,375               600

   Net interest income after provision
       for loan losses                            9,035               8,983          18,083            17,298

Other income:
   Income from fiduciary activities                 270                 242             506               525
   Customer service fees                          2,003                 795           3,710             1,457
   Mortgage banking activities                     (349)                243            (145)              699
   Net realized losses on sale of securities        (43)                (76)            (60)              (78)
   Other                                             97                  99             407               285

         Total other income                       1,978               1,303           4,418             2,888


Other expenses:
   Salaries and wages                             3,945               3,395           7,905             6,370
   Employee benefits                              1,142                 810           2,278             1,547
   Special Charges                                4,797                 331           4,797               331
   Occupancy                                      1,320                 988           2,692             1,741
   Equipment depreciation and maintenance           777                 609           1,531             1,100
   Other                                          3,312               3,189           6,613             5,379

         Total other expenses                    15,293               9,322          25,816            16,468

      Income (loss)before income taxes           (4,280)                964          (3,315)            3,718

Federal income taxes (benefit)                   (1,877)               (688)         (2,865)             (665)

         Net Income (loss)                      $(2,403)            $ 1,652         $  (450)           $4,383

   Basic earnings (loss) per share              $ (0.23)            $  0.16         $ (0.04)           $ 0.42

   Diluted earnings (loss) per share            $ (0.23)            $  0.16         $ (0.04)           $ 0.42

See Notes to Consolidated Financial Statements



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2000 and 1999

                                             Number Of                                      Accumulated
                                             Shares                                         Other
                                             Common       Common                Retained    Comprehensive
                                             Stock        Stock     Surplus     Earnings    Income (loss)    Total
                                                                 (In thousands, except share data)

Balance, December 31, 1998                 10,388,443     $10,388   $64,134     $19,227     $  1,163      $94,912
   Comprehensive income (loss)
   Net income                                                                     4,383                     4,383
   Change in net unrealized gains
      (losses) on securities
      available for sale                                                                      (8,992)      (8,992)

      Total comprehensive income (loss)                                                                    (4,609)

   Issuance of common stock upon
      exercise of stock options                19,460          20       125                                   145
Cash dividends declared                            --          --        --      (2,912)          --       (2,912)

Balance June 30, 1999                      10,407,903     $10,408   $64,259     $20,698     $ (7,829)     $87,536

Balance, December 31, 1999                 10,449,657     $10,450   $64,548     $21,326     $(17,546)     $78,778
   Comprehensive income
   Net income (loss)                                                               (450)                     (450)
   Change in net unrealized
      gains (losses) on securities
      available for sale                                                                       2,684        2,684

     Total comprehensive income                                                                             2,234

   Issuance of common stock upon
      exercise of stock options                20,297          20       120          --           --          140
   Cash dividends declared                         --          --        --      (2,940)          --       (2,940)

Balance June 30, 2000                      10,469,954     $10,470   $64,668     $17,936     ($14,862)     $78,212

See Notes to Consolidated Financial Statements



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                    For the Six Months Ended
                                                                            June 30, 2000            June 30, 1999
                                                                                        (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $   (450)                $  4,383
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Provision for loan and foreclosed real estate losses                         1,375                      600
    Provision for depreciation and amortization                                  1,769                    1,082
    Provision for special charges                                                4,797                      331
    Loss on sale of equipment and foreclosed real estate                           (26)                     (28)
    Net realized loss on sale of securities	                                        60                       78
    Provision for deferred income taxes                                         (1,102)                    (321)
    Proceeds from sale of mortgage loans                                        35,453                   54,271
    Net gain on sale of mortgage loans                                             364                      223
    Mortgage loans originated for sale                                         (30,963)                 (54,494)
    Net (amortization) accretion of security premiums and discounts               (440)                     224
    (Increase) decrease in:
        Due from mortgage investors                                             (1,154)                   8,865
        Accrued interest receivable and other assets                            (1,449)                  (9,554)
    Increase (decrease) in accrued interest payable and other liabilities       (2,414)                   1,446

        Net cash provided by operating activities                                5,820                    7,106


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                       100,436                   34,238
    Proceeds from maturities of and principal repayments on securities
        available for sale                                                       5,273                   22,675
    Proceeds from maturities and call of securities held to maturity                15                       65
    Purchases of securities available for sale                                 (61,410)                 (95,054)
Purchases of securities held to maturity                                            --                  (74,451)
          Increase in interest-bearing deposits with banks                         (36)                  (3,091)
    Loans made to customers, net of principal collected                       (106,982)                 (47,645)
    Proceeds from sales of foreclosed real estate                                  466                      661
    Proceeds from sales of bank premises and equipment                              24                        9
    Purchases of premises and equipment                                         (2,652)                  (6,980)

        Net cash used in investing activities                                  (64,866)                (169,573)



MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS Con't. (Unaudited)


                                                                                    For the Six Months Ended
                                                                            June 30, 2000            June 30, 1999
                                                                                        (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                                $76,222                 $ 57,287
    Net increase in time deposits                                               43,066                   30,072
    Proceeds from (repayment of) other borrowed funds                          (62,484)                 132,640
                Principal payments of long-term borrowings                          --                  (50,000)
    Proceeds from exercise of stock options                                        140                      145
    Cash dividends paid                                                         (2,940)                  (2,912)

       Net cash provided by financing activities                                54,004                  167,232

       Increase (decrease) in cash and due from banks                           (5,042)                   4,765

Cash and due from banks:

    Beginning                                                                   49,904                   28,710

     Ending                                                                    $44,862                  $33,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest                                                                $33,366                  $21,529

       Income taxes                                                            $ 1,360                  $ 1,360

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                               Three Months Ended             Six Months Ended
                                                              June           June            June          June
                                                             30, 2000       30, 1999        30, 2000      30, 1999
Numerator, net income (loss)                               $(2,403,000)   $ 1,652,000     $(450,000)   $ 4,383,000

Denominator:
   Denominator for basic earnings per
     share, weighted average shares                         10,458,684     10,404,802    10,454,261     10,399,091

   Effect of dilutive securities, stock options                      -         53,782             -         67,385

   Denominator for diluted earnings per
     share, weighted average shares
     and assumed conversions                                10,458,684     10,458,584    10,454,261     10,466,476

Basic earnings (loss) per common share                      $    (0.23)         $0.16    $    (0.04)         $0.42

Diluted earnings (loss) per common share                    $    (0.23)         $0.16    $    (0.04)         $0.42

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

     The components of other comprehensive income (loss) and related tax effects are as follows:


                                                              For the Six Months Ended
                                                            June                     June
                                                           30, 2000                30, 1999

Unrealized holding gains (losses) on available
     for sale securities                                    $ 4,069                $(13,911)
Less reclassification adjustment for gains
    (losses) included in net income                             (60)                    (78)

Net unrealized gains (losses)                                 4,129                 (13,833)

Tax (expense) benefit                                         1,445                  (4,841)

        Net of tax amount                                   $ 2,684                $ (8,992)

OTHER EXPENSES

The following represents the most significant categories of other expenses for the three and six months ended June 30:

                                                      Three Months                 Six Months
                                                     Ended  June 30,             Ended June 30,
                                                   2000          1999          2000          1999
                                                                      (In Thousands)

     Advertising                                 $   586        $ 813         $1,341       $1,113
     Data processing and MAC fees                    750          401          1,457          729
     Office supplies and expenses                    551          505          1,163          937
     Other Service fees                               47          336             92          391
     All other expenses                            1,378        1,134          2,560        2,209
                                                  $3,312       $3,189         $6,613       $5,379

SPECIAL CHARGES

During the second quarter of 2000, the Company recorded pre-tax special charges of $4.797 million ($3.118 million after-tax), or $0.30 per share, relating to the corporate reorganization plan announced in April and the closing of Granite Mortgage
Corporation, a wholly-owned subsidiary of the Bank. The components of the special charges are as follows:

                                     Special    Non-Cash      Cash
   (In thousands)                    Charges   Writedowns   Payments   Balance

Severance and employee-related costs   $2,400    $    -     $  251      $2,149
Exit of Granite Mortgage                2,017       614        100       1,303
Other                                     380         1        131         248
                                       $4,797    $  615     $  482      $3,700

On April 25, 2000, the Board of Directors announced that
Nelson R. Oswald had been relieved of his duties as Chairman, CEO and President of the Company and Bank and Norman E. Heilenman had been relieved of his duties as Senior Vice President of the Company and Bank. The above severance and employee-related costs include the estimated contractual obligations to these former executives.

On May 12, 2000, the Board of Directors announced that the Bank had ceased its Virginia mortgage operations at Granite Mortgage Corporation, Inc. because of the lack of profitability along with the fact that future prospects for achieving reasonable returns were doubtful. The exit costs of Granite Mortgage include the write-off of goodwill, the satisfaction of remaining obligations of the Company and the related professional fees.

Other special charges consist primarily of costs associated with the closing of certain loan offices and related professional fees.

Special charges for the three and six month periods ended
June 30, 1999 represent change-of-control payments made under employment agreements with former officers of Heritage Bancorp, Inc.

ACCOUNTING POLICIES

     The Financial Accounting Standards Board issued Statement No. 137 and 138, both of which delay the implementation date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which now becomes effective for the Bank January 1, 2001. Management expects this Statement will have no impact on the Bank, as presently no derivative instruments are held.

RECLASSIFICATIONS

     Certain comparative amounts for the prior period have been reclassified to conform with the current periods presentation.
Such reclassifications did not affect net income.



ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of Main Street
Bancorp, Inc. (the "Company") with a primary focus on an analysis of operating results.

                   FINANCIAL CONDITION HIGHLIGHTS

     Total assets increased to $1.545 billion at June 30, 2000, compared to $1.497 billion at December 31, 1999, an increase of $48.0 million, or 3.2%.

     Securities decreased $50.3 million, or 7.2%, to $649.7 million at June 30, 2000 when compared to $700.0 million at December 31, 1999. The decrease is due to the sale of $100.4 million in securities and maturities of $5.3 million, offset by the securities purchases in the first quarter of $61.4 million. Since the beginning of the branch expansion program announced in the fourth quarter of 1998, the Company's plan was to initially leverage the balance sheet by purchasing $300 million in securities and funding them with short-term borrowings in order to offset the costs associated with opening 23 additional branches. The plan then was to replace the securities with higher yielding loans as additional volume is generated in the new markets. $107.7 million of net new loans during the first six months of 2000 were funded by security sales. Nearly the entire bond securities portfolio is rated AAA by either Standard & Poor or Moodys. There were no derivatives held at June 30, 2000 and no investments in hedge funds. Securities held were primarily government agencies, municipalities, or bank stocks at June 30, 2000.

     Loans receivable, net of allowance for loan losses of $7.6 million at June 30, 2000 and $7.0 million at December 31, 1999, increased to $764.0 million at June 30, 2000 from $658.7 million at December 31, 1999. The increase of
$105.3 million, or 16.0%, was primarily due to an increase in commercial loans and home equity loans. During the first six months of 2000, the Company provided for $1.4 million in loan losses. See "Provision for Loan Losses" for a further discussion of the provision.

     Amounts due from mortgage investors increased to $6.1 million at June 30, 2000 from $5.0 million at December 31, 1999. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for investors for periods ranging from three to twenty-one days.

     Mortgages held for sale decreased $4.9 million, or 100.0%, to $0 at June 30, 2000 from $4.9 million at December 31, 1999. During the second quarter of 2000, the Company elected to sell all of the mortgages classified as held for sale, which at the time of the sale totaled $7.9 million. As a result of this sale, the Company recorded a loss on the income statement of $225,000, in addition to the $253,000 already accrued at March 31, 2000 for a total loss on mortgages held for sale of $478,000. The Company elected to sell these mortgages to reduce the Company's market risk position. All the mortgages sold were fixed rate at rates 100-200 basis points below current market rates.

     Accrued interest receivable and other assets increased slightly by 2.5%, or $1.0 million, to $42.3 million at June 30, 2000 from $41.3 million at December 31, 1999.

     Total deposits, the primary source of funds, increased $119.3 million to $1.144 billion at June 30, 2000 compared to $1.025 billion at December 31, 1999, an increase of 11.6%. The increase in deposits was primarily in savings and time deposits. Savings deposits increased from $327.4 million at December 31, 1999 to $389.7 million at June 30, 2000, an increase of $62.3 million, or 19.0%. The increase was primarily due to the success of our 23 new branches. Total time deposits increased $43.0 million, or 9.8%, to $480.5 million at June 30, 2000 million from $437.5 million at December 31, 1999. The increase in time deposits was due to the CD (certificate of deposit) specials the Company was promoting to provide long term funding for loan and security purchases and to attract new customers to the Company's new branches. In order to receive the bonus CD rate, customers are also required to open a lower-cost checking and savings account. As of June 30, 2000, the Company has opened all 23 branches announced last year. These branches have been open an average of 11 months and have gathered $213.3 million in deposits.

     Accrued interest payable and other liabilities decreased $8.1 million, or 33.8%, from $24.0 million at December 31, 1999 to $15.9 million at June 30, 2000. The decrease was due to the recording of a $10.5 million payable at December 31, 1999 for securities that were traded but not settled. At June 30, 2000, the Company had $0 in securities traded not settled.

     Other borrowed funds and long-term debt decreased
$62.5 million, or 17.4%, from $359.4 million at December 31, 1999 to $296.9 million at June 30, 2000. As expected, the Company was able to pay down its borrowings from the lower-cost deposits gathered at the branches.

     Stockholders' equity decreased $0.6 million, or 0.7%, from $78.8 million at December 31, 1999 to $78.2 million at June 30, 2000. The decrease resulted from the ($450,000) net loss for the first six months and cash dividend payments of $2.9 million, offset by the improvement in net unrealized losses on securities held for sale of $2.7 million. At December 31, 1999, the Company had $17.6 million in unrealized losses and at June 30, 2000, the Company had $14.9 million in unrealized losses on securities available for sale. Should interest rates increase in the future, stockholders' equity could decrease due to further unrealized losses on the securities available for sale. Should interest rates decline in future periods, stockholders' equity could further increase as a result of unrealized gains on securities available for sale. FASB 115 requires companies to report the securities classified as "available-for-sale" at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. FASB 115 only addresses one component of the balance sheet, securities, and does not take into account fair value adjustments for the remaining items of the balance sheet. FASB 107 addresses the full balance sheet market value issue but does not require a separate adjustment to stockholders' equity. In addition, the Company does not include the FASB 115 adjustment to stockholders' equity when calculating the regulatory ratios. Thus, the $14.9 million reduction to equity for unrealized losses on securities available for sale at June 30, 2000, had no impact on the Company's regulatory capital adequacy ratios (see "Capital" below).



                        RESULTS OF OPERATIONS

Overview

     Net income (loss)for the second quarter of 2000 was ($2.4) million compared to $1.7 million for the second quarter of 1999. On a per share basis, basic and diluted earnings were ($0.23) and $0.16 for the second quarter of 2000 and 1999, respectively. Net income on an operating basis, which excludes the special charges, one-time charges and security losses, net of tax, was $2.1 million for the second quarter of 2000 compared to $1.9 million for the second quarter of 1999, an increase of 10.5%. Basic and diluted earnings per share, on an operating basis, would have been $0.20 and $0.18 for the second quarter of 2000 and 1999, respectively. Net income (loss) for the first six months of 2000 was ($450,000) compared to $4.4 million for the first six months of 1999. On a per share basis, basic and diluted earnings were ($0.04) and $0.42. Net income on an operating basis was $4.1 million and $4.6 million for the first six months of 2000 and 1999, respectively. Basic and diluted earnings per share, on an operating basis, would have been $0.39 and $0.44 for the first six months of 2000 and 1999, respectively. During the second quarter and first six months of 2000, the Company incurred $4.8 million in special charges (see "other expenses") and $845,000 in other charges, primarily mortgage sale losses. During the second quarter and first six months of 1999, the Company incurred $331,000 in special charges.

     On July 25, 2000, the Company and the Bank entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Philadelphia ("FRB") and the Pennsylvania Department of Banking (the "Department"). The MOU is not a formal supervisory action by the FRB or the Department. Generally, the MOU addresses perceived regulatory concerns identified by the FRB as a result of its combined examination of the Company and the Bank and its information systems and transfer agent examinations of the Bank, all as of December 31, 1999. The Company and the Bank agreed in the MOU to: establish a risk management program; revise its ALCO policies, limits, and procedures; develop a contingency liquidity plan; develop an interest rate plan; conduct a risk assessment relating to internet banking; develop a comprehensive strategic plan and budget; report with respect to loan policies, and credit management; take various actions with respect to information systems; and take certain corrective actions with respect to transfer agent activities. The management and Directors of the Company and the Bank also agreed to establish an asset liability committee and a compliance committee of at least three (3) outside directors and to engage an outside consultant to evaluate management's interest rate models and the strategies used to monitor interest rate risk. The agreement establishes a schedule for compliance and requires additional regulatory reporting by the Company and the Bank. Under the MOU, the Company and the Bank may declare and pay corporate dividends after prior notice to the FRB and the Department. The FRB has approved payment of the third quarter dividends of both the Bank and the Company. The Company may incur additional debt and the Company may redeem its own stock with prior written approval from the FRB and the Department. The Company and the Bank have taken steps necessary to comply with their respective obligations under the MOU, and anticipate achieving full compliance by the fourth quarter of 2000.

Net Interest Income

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For the second quarter of 2000, net interest income, calculated on a tax-equivalent basis, increased $1.1 million, or 10.4%, to $12.0 million from $10.9 million in the second quarter of 1999. For the first six months of 2000, net interest income, calculated on a tax-equivalent basis, increased $2.5 million, or 11.7%, to $23.5 million compared to $21.0 million for the first six months of 1999.

     The increase in net interest income was primarily due to an increase in average interest-earning assets at yields greater than rates paid on average interest-bearing liabilities. For the second quarter, average interest-earning assets increased
$245.0 million, or 20.2%, from $1.216 billion at June 30, 1999 to $1.461 billion at June 30, 2000. For the second quarter, average securities increased $81.0 million, or 12.7 %, from $637.1 million at June 30, 1999 to $718.1 million at June 30, 2000. For the second quarter, average loans increased
$164.5 million, or 28.4%, to $742.6 million at June 30, 2000 from $578.1 million at June 30, 1999. For the first six months, average interest-earning assets increased $278.0 million, or 23.6%, to $1.453 billion at June 30, 2000 from $1.175 billion at June 30, 1999. For the first six months, average securities increased $128.5 million, or 21.1%, from $607.8 million at June 30, 1999 to $736.3 million at June 30, 2000. For the first six months, average loans increased $149.4 million, or 26.4%, from $566.8 million at June 30, 1999 to $716.2 million at June 30, 2000.

     Interest income earned on interest-earning assets increased $5.7 million, or 24.8%, to $28.4 million for the second quarter ended June 30, 2000 compared to $22.7 million for the second quarter ended June 30, 1999, calculated on a tax-equivalent basis. Interest income from securities, calculated on a tax equivalent basis, increased $1.9 million, or 18.1%, to $12.7 million for the second quarter ended June 30, 2000 compared to $10.8 million for the second quarter ended June 30, 1999. Interest income from loans, calculated on a tax equivalent basis, increased $3.7 million, or 30.7%, to $15.6 million for the second quarter ended June 30, 2000 compared to $11.9 million for the second quarter ended June 30, 1999.

     Interest income earned on interest-earning assets increased $12.0 million, or 27.1%, to $55.9 million for the six months ended June 30, 2000 compared to $43.9 million for the first six months ended June 30, 1999, calculated on a tax-equivalent basis. Interest income from securities, calculated on a tax equivalent basis, increased $5.5 million, or 26.9%, to $26.0 million for the first six months ended June 30, 2000 compared to $20.5 million for the first six months ended June 30, 1999. Interest income from loans, calculated on a tax equivalent basis, increased
$6.4 million, or 27.4%, to $29.8 million for the first six months ended June 30, 2000 compared to $23.4 million for the first six months ended June 30, 1999

     The Company's total interest expense increased $4.5 million, or 37.9%, to $16.3 million for the second quarter of 2000 compared to $11.8 million for the second quarter of 1999. For the first six months, total interest expense increased
$9.5 million, or 41.3%, to $32.4 million in 2000 compared to $22.9 million for the first six months of 1999. Average interest-bearing liabilities increased $234.0 million to $1.319 billion for the second quarter of 2000 compared to $1.085 billion for the second quarter of 1999 and increased $272.0 million to $1.319 billion for the first six months of 2000 compared to $1.047 billion for the first six months of 1999. The average rate paid on interest-bearing liabilities was 4.97% for the second quarter of 2000 compared to 4.38% for the second quarter of 1999 and was 4.94% for the first six months of 2000 compared to 4.41% for the first six months of 1999.

     Average interest-bearing deposits increased $216.6 million, or 27.7%, to $1.000 billion for the quarter ended June 30, 2000 compared to $783.4 million for the quarter ended June 30, 1999 and increased $203.1 million, or 26.7%, to $964.8 million for the first six months of 2000 compared to $761.7 million for the first six months of 1999. The average rate paid on average interest-bearing deposits was 4.64% for the second quarter of 2000 compared to 4.15% for the second quarter of 1999. For the first six months, the average rate paid on average interest-bearing deposits was 4.58% in 2000 compared to 4.19% in 1999. The primary reason the average rate paid on average interest-bearing deposits increased was due to the general increase in interest rates in the economy.

     Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin decreased 29 basis points from 3.59% in the second quarter of 1999 to 3.30% in the second quarter of 2000, calculated on a tax-equivalent basis. Net interest margin decreased 36 basis points, from 3.61% for the first six months of 1999 to 3.25% for the first six months of 2000. However, net interest margin did increase from 3.21% in the first quarter of 2000 to 3.30% in the second quarter of 2000. This is as a result of the second phase of the leveraging strategy whereby borrowings were replaced with lower-cost deposits and securities were replaced with higher yielding loans.

     Net interest margin also decreased due to the significant increase in non interest-earning assets related to the branch openings. Each new branch required vault cash inventories and premises and equipment expenditures. Average non-interest earning assets increased from $83.0 million for the second quarter ended June 30, 1999 to $114.0 million for the same time period in 2000. For the first six months, average non-interest earning assets increased from $78.9 million in 1999 to $114.6 million in 2000.

Provision For Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $1,000,000 for the second quarter of 2000 compared to $300,000 for the second quarter of 1999 and $1,375,000 for the first six months of 2000 compared to $600,000 for the first six months of 1999. Management increased the loan loss provision significantly in the second quarter as a prudent response to significant loan growth and a modest increase in nonperforming assets. Non-performing assets as a percentage of total assets increased to .56% as of June 30, 2000 compared to .43% at December 31, 1999. See further discussion under "Asset Quality".

Other Income

     Other income increased $675,000, or 51.8%, from $1.3 million in the second quarter of 1999 to $2.0 million in the second quarter of 2000. Other income increased $1.5 million, or 53.0%, from $2.9 million for the first six months of 1999 to $4.4 million for the first six months of 2000. The increase in other income for the second quarter and first six months of 2000 was mostly due to increased customer service fees. Customer service fees increased from $795,000 in the second quarter of 1999 to $2.0 million in the second quarter of 2000 and increased from $1.5 million for the first six months of 1999 to $3.7 million for the first six months of 2000. The increased customer service fees are a direct result of the branch expansion plan and also due to the introduction of Bounce Protection in December 1999. Bounce Protection is a special overdraft privilege for checking account customers for which the bank will honor overdrafts up to a pre-approved limit.

     Income from mortgage banking activities decreased $592,000, or 243.6%, from $243,000 during the second quarter of 1999 to ($349,000) for the second quarter of 2000 and decreased from $699,000 for the first six months of 1999 to ($145,000) for the first six months of 2000. Income from mortgage banking activities decreased due to the recognition of $675,000 in mortgage sale losses during the second quarter of 2000. The Company sold $7.9 million of mortgages classified as held for sale and also $4.2 million of portfolio loans. The mortgages sold were mostly 15-year or 30-year fixed rate mortgages at rates 100-200 basis points below market. Income from mortgage banking activities also decreased due to lack of profitability from Granite Mortgage Corporation, a wholly-owned subsidiary of the Bank. On May 11, 2000, the Company announced that it closed down operations at Granite Mortgage. From January 1, 2000 through
May 11, Granite Mortgage had an after-tax loss of ($260,000).

     Other income decreased $2,000, or 2.0%, from $99,000 in the second quarter of 1999 compared to $97,000 in the second quarter of 2000 and increased $122,000, or 42.8%, to $407,000 for the first six months of 2000 compared to $285,000 for the first six months of 1999. The increase for the first six months was mostly due to the income from the assets used to fund the deferred compensation plans.



Other Expenses

     Total other expenses increased $6.0 million, or 64.1% to $15.3 million for the second quarter of 2000 compared to $9.3 million for the second quarter of 1999 and increased
$9.3 million, or 56.8%, to $25.8 million for the first six months of 2000 compared to $16.5 million for the first six months of 1999.

     Salaries, wages and employee benefits increased $882,000, or 21.0%, from $4.2 million for the second quarter ended June 30, 1999, to $5.1 million for the second quarter of 2000. Salaries, wage and employee benefits also increased $2.3 million, or 28.6%, to $10.2 million for the first six months of 2000 compared to $7.9 million for the first six months of 1999. Salaries, wages and employee benefits increased due to the opening and hiring of staff at the twenty three new branch locations. Fourteen of the new branches opened in the second quarter of 1999, with the remaining nine opening after July 1, 1999. Therefore, the second quarter of 1999 does not reflect salaries and benefits for all twenty three branches but the second quarter of 2000 reflects all twenty three branches.

     During the second quarter of 2000 and first six months of 2000, the Company recorded $4.8 million in special charges. The special charges include $2.0 million in costs related to the closing of Granite Mortgage Corporation, $2.4 million in severance payments and employee-related costs and $380,000 in loan office closings and professional fees. The costs were incurred as part of the corporate reorganization. In April, 2000, the Company announced that it had relieved Nelson R. Oswald of his duties as Chairman, CEO and President of the Company and also relieved Norman E. Heilenman of his duties as Senior Vice President. During the second quarter of 1999 and the first six months of 1999, the Company recorded $331,000 in special charges which were change of control payments made to a former executive.

     Occupancy expense increased $332,000, or 33.6%, to $1.3 million for the second quarter of 2000 compared to $988,000 for the second quarter of 1999 and increased $951,000, or 54.6%, to $2.7 million for the first six months of 2000 compared to $1.7 million for the first six months of 1999. The increase was due to lease expenses, utilities, real estate taxes, and other expenses related to the 23 new branches that have opened since March 1999. The last of the branches was opened in May 2000.

     Equipment depreciation and maintenance increased $168,000, or 27.6%, to $777,000 for the second quarter of 2000 compared to $609,000 for the second quarter of 1999 and increased $431,000, or 39.2%, to $1.5 million for the first six months of 2000 compared to $1.1 million for the first six months of 1999. The increase was due to depreciation and maintenance on new equipment and furniture for the twenty-three new branches.

     Other operating expenses increased $123,000, or 3.9%, to $3.3 million for the second quarter of 2000, compared to $3.2 million for the second quarter of 1999 and increased
$1.2 million, or 22.9%, to $6.6 million for the first six months of 2000 compared to $5.4 million for the first six months of 1999. A detailed explanation of the variance follows:

     Advertising and marketing decreased $227,000, or 27.9%, from $813,000 for the second quarter of 1999 to $586,000 for the second quarter of 2000. The decrease from last year was due to advertising and marketing in conjunction with the opening of 14 new branches in the second quarter of 1999 compared to one branch opening in the second quarter of 2000. Advertising and marketing increased $228,000, or 20.5%, to $1.3 million for the first six months of 2000 compared to $1.1 million for the first six months of 1999. Advertising and marketing includes media costs, promotional items (pens, mugs, etc.), printing costs, new branch opening costs and branch freebies (cookies, coffee and other treats).

     Data processing and MAC fees increased $349,000, or 87.0%, from $401,000 in the second quarter of 1999 to $750,000 in the second quarter of 2000 and increased $728,000, or 100.0%, to $1.5 million for the first six months of 2000 compared to $729,000 for the first six months of 1999. The increase was a result of increased volume in credit card processing/ATM processing due to the 23 new branches and an ongoing service fee to Pinnacle Financial for Bounce Protection.

     Office supplies and expenses increased $46,000, or 9.1%, to $551,000 for the second quarter of 2000 compared to $505,000 for the same period in 1999 and increased $226,000, or 24.1%, to $1.2 million for the first six months of 2000 compared to $937,000 for the first six months of 1999. The increase was due to supplies necessary to support the Company's growth.

     Other service fees decreased $289,000, or 86.0%, from $336,000 for the second quarter of 1999 to $47,000 for the second quarter of 2000 and decreased $299,000, or 76.5%, from $391,000 for the first six months of 1999 to $92,000 for the first six months of 2000. In May 1999, the Company elected to prepay
$45 million in FHLB borrowings and incur a prepayment penalty of $300,000, in order to reduce its cost of funds.

Federal Income Taxes

     The provision for federal income taxes was a $1.9 million benefit for the second quarter of 2000 compared to a $688,000 benefit for the second quarter of 1999 and was a $2.9 million benefit for the first six months of 2000 compared to a $665,000 benefit for the first six months of 1999. The tax benefit in 2000 resulted from a higher level of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans compared to pretax income and also due to the special charges and other one-time charges. The tax benefit is expected to continue throughout the remainder of 2000 due to the tax-exempt interest income. For federal income tax purposes, the Company is subject to the alternative minimum tax. Since this tax creates a credit that can be carried forward indefinitely to offset future federal income taxes, it is not an expense of the Company. The alternative minimum tax has, therefore, been recorded as a deferred tax asset, which will be recoverable in future years as the bank has taxable income.

Asset Quality

     Non-performing assets as a percentage of total assets increased to 0.56% at June 30,2000 compared to 0.43% at December 31, 1999. Non-performing assets increased from
$6.4 million at December 31, 1999 to $8.7 million at June 30, 2000. The ratio of the allowance for loan losses to non-performing loans was 117.84% at December 31, 1999 and decreased to 92.6% at June 30, 2000. Non-performing loans are comprised of non-accrual loans, accruing loans that are 90 days or more past due and restructured loans. Given the change in the above ratios, the Company significantly increased its loan loss provision in the second quarter. During the second quarter of 2000, the Company provided for $1.0 million in loan losses compared to $300,000 in the second quarter of 1999. Despite increasing the provision, the loan loss as a percentage of total loans declined from 1.05% at December 31, 1999 to 0.99% at June 30, 2000. The loan loss reserve as a percentage of total loans, excluding mortgages, was 1.36% at June 30, 2000, down from 1.49% at December 31, 1999.

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at June 30, 2000. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions, an increase in loan volume, or for other reasons. Any such increase could adversely affect the Company's results of operations.

Capital

     The Company's Tier 1 capital to risk-weighted assets ratio at June 30, 2000 was 11.38% compared to 13.38% at December 31, 1999. These ratios far exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at June 30, 2000 was 12.24% compared to 14.28% at December 31, 1999. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At June 30, 2000, the Company's leverage ratio was 6.56% versus 7.43% at December 31, 1999. The Company is categorized as "well capitalized" under applicable Federal regulations.

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

     These liquid assets totaled $375.2 million at June 30, 2000 compared to $339.5 million at December 31, 1999. Maturing and repaying loans are another source of asset liquidity. At
June 30, 2000, the Company estimated that an additional
$50.6 million of loans will mature in the next six-month period ended December 31, 2000.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds, utilizing the borrowing facilities of the Federal Reserve System or the FHLB System, or utilizing repurchase agreements with other institutions and customers. The Bank utilizes a variety of these methods of liability liquidity. At June 30, 2000, the Bank had approximately $411.5 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $231.8 million at December 31, 1999. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.



Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk

     Please refer the annual report to shareholders on Form 10-K for December 31, 1999. There have been no significant changes regarding market risk since that date.


                              PART II

Item 1.   Legal Proceedings - None

Item 2.   Change in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

     The 2000 Annual Meeting of Shareholders ( the "Meeting") of the Company was held on April 19, 2000. Notice of the Meeting was mailed to shareholders on or about March 8, 2000.

     The Meeting was held for the following purposes:

     1. To elect four Class II directors to hold office for three years from the date of election and until their successors are elected and qualified
            (Matter No. 1);

     2. To ratify the appointment by the Company's Board of Directors of Beard & Company, Inc., as the Company's independent auditors for the fiscal year ending
            December 31, 2000 (Matter No. 2).

     There was no solicitation in opposition to the nominees of the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or against, as well as the number of abstentions for each of the nominees for election to the Board of Directors were as follows:

                                                 Abstentions and
Nominee                     For       Against    Broker Non-Votes
Frederick A. Gosch       8,348,010    371,793         14,173
Alfred B. Mast           8,330,521    389,282         14,173
Wesley R. Pace           8,321,902    397,901         14,173
Joseph P. Schlitzer      8,393,017    326,786         14,173
Floyd S. Weber           8,330,022    389,781         14,173



     Matter No. 2 was approved by shareholders at the Meeting.
The votes cast for this Matter were as follows:

                                                 Abstentions and
                            For       Against    Broker Non-Votes

                         8,499,332    184,778         49,865

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

         10.4 Deferred Compensation Agreement, dated October 14, 1999 by and between Main Street Bancorp, Inc. and Robert D. McHugh, incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.5  Deferred Compensation Agreement, dated October 14,
               1999 by and between Main Street Bancorp, Inc. and
               Richard A. Ketner, incorporated herein by reference to Exhibit 10.8 of the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

    27.1  Financial Data Schedule.

          (b)    Reports on Form 8-K

                 (1) - On April 26, 2000, the Company filed a
                       Current Report on Form 8-K, dated
                       April 26, 2000, to report information
                       under item 7(a). No financial statements were filed with the Current Report.

                 (2) - On May 15, 2000, the Company filed a
                       Current Report on Form 8-K, dated
                       May 15,2000 to report information under
                       item 7(a).  No financial statements were
                       filed with the Current Report.




                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MAIN STREET BANCORP, INC.

                           (Registrant)


August 4, 2000             /s/ Robert D. McHugh, Jr.
                           Robert D. McHugh, Jr.
                           Executive Vice President and Treasurer



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

    10.2 Executive Employment Agreement, dated August 13, 1999, among Main Street Bancorp, Inc., Main Street Bank and Richard A. Ketner, incorporated herein by reference to
          Exhibit 10.3 of the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999.

    10.3 Executive Employment Agreement, dated August 13, 1999, among Main Street Bancorp, Inc., Main Street Bank and Steven A. Ehrlich, incorporated herein by reference to
          Exhibit 10.4 of the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999.

    10.4 Deferred Compensation Agreement, dated October 14, 1999, by and between Main Street Bancorp, Inc. and Robert D. McHugh, Jr., incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

    10.5 Deferred Compensation Agreement, dated October 14, 1999, by and between Main Street Bancorp, Inc. and Richard A. Ketner, incorporated herein by reference to
          Exhibit 10.8 of the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999.

    27.1   Financial Data Schedule.


"WORD"

Long Document Name:
FORM 10-Q (6/30/00) - MAIN STREET BANCORP, INC.
System Document
Number:
89485
Additional
Information:
RECEIVED BY EMAIL FROM CLIENT AND SAVED AS WORD
DOCUMENT
You will have line numbers down the side of each draft document unless you indicate otherwise. 1.5 line spacing will be used on all drafts unless you indicate otherwise.
Return To:
Location:
Return:   _____draft     _____final     _____redlined     _____stapled

Line Spacing:     _____ same     _____ 1.0     _____ 1.5     _____ 2.0
Duplicate: _____ yes _____ no (New Client/Matter No: _	)
Save New Version For Redlining Prior To Revisions: _____ yes _____ no Caret Method _____ Standard Method _____
Notes:

Origination Date:
August 2, 2000
Author's Initials:
DWS
Last Revised By:
kad/sm/dlg/sm/dws
Last Edit Date:
8-3;8-3;8-4;8-7;8-7











28
08/07/00/SL1 89485v2/01350.002


1
08/07/00/SL1 89485v2/01350.002


08/07/00/SL1 89485v2/01350.002