Form 10-Q
period 2000-09-30
MAIN STREET BANCORP INC
filed 2000-11-14
CIK 1060558

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended September 30, 2000.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

                                  No. 0-24145
                           (Commission File Number)

                           MAIN STREET BANCORP, INC.
            (Exact Name of Registrant as Specified in its Charter)


      PENNSYLVANIA                                           23-2960905
      ------------                                           ----------
(State of Incorporation)                              (IRS Employer ID Number)

       601 PENN STREET, READING, PA                             19601
       ----------------------------                             -----
(Address of Principal Executive Offices)                     (Zip Code)

                                (610) 685-1400
                                --------------
                        (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---

              Number of Shares Outstanding as of October 31, 2000

COMMON STOCK ($1.00 Par Value)                        10,469,906
-----------------------------                    ---------------------
      (Title of Class)                            (Outstanding Shares)

                           MAIN STREET BANCORP, INC.

                                   FORM 10-Q

                   For the Quarter Ended September 30, 2000

                                   Contents

PART I    FINANCIAL INFORMATION                                          Page No.
Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
               September 30, 2000 and December 31,1999                      5

          Consolidated Statements of Income for the
               Three Month and Nine Month Periods ended
               September 30, 2000 and 1999                                  6

          Consolidated Statement of Stockholders'
               Equity for the Nine Month Periods
               Ended September 30, 2000 and 1999                            7

          Consolidated Statements of Cash Flows for
               the Nine Month Periods Ended  September 30,
               2000 and 1999                                                8

          Notes to Consolidated Financial Statements                       10

Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               14

Item 3    Quantitative and Qualitative Disclosures About
               Market Risk                                                 23

PART II     OTHER INFORMATION

Item 1  Legal Proceedings                                                  23
Item 2  Changes in Securities                                              23
Item 3  Defaults Upon Senior Securities                                    23
Item 4  Submission of Matters to a Vote of Security Holders                23
Item 5  Other Information                                                  23

Item 6  Exhibits and Reports on Form 8-K              23

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

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                          September 30,    December 31,
                                                                             2000               1999
                                                                           (Unaudited)
                                                                      ----------------------------------
ASSETS                                                                (In thousands, except share data)
Cash and due from banks                                               $    37,216         $    49,904
Interest-bearing deposits with banks                                          101                 114
Federal funds sold                                                             --                 470
Securities available for sale                                             365,781             438,173
Securities held to maturity, fair value September 30,
   2000 $243,882; December 31, 1999 $235,829                              261,776             261,785
Loans receivable, net of allowance for loan losses
   September 30, 2000 $8,184; December 31, 1999 $7,002                    791,290             658,725
Mortgages held for sale                                                        --               4,854
Due from mortgage investors                                                 5,216               4,957
Bank premises and equipment, net                                           37,258              36,477
Accrued interest receivable and other assets                               37,882              41,288
                                                                      -----------         -----------

         TOTAL ASSETS                                                 $ 1,536,520         $ 1,496,747
                                                                      ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
        Demand, non-interest bearing                                  $   139,907         $   122,283
        Demand, interest bearing                                          131,266             137,352
        Savings                                                           387,082             327,422
        Time deposits                                                     562,613             437,459
                                                                      -----------         -----------

         TOTAL DEPOSITS                                                 1,220,868           1,024,516
                                                                      -----------         -----------

   Accrued interest payable and other liabilities                          14,105              24,019
   Other borrowed funds                                                   150,227             274,434
   Long-term debt                                                          60,000              85,000
   Guaranteed preferred beneficial interest in
         Company's subordinated debentures                                 10,000              10,000
                                                                      -----------         -----------

         TOTAL LIABILITIES                                              1,455,200           1,417,969
                                                                      -----------         -----------

 Stockholders' equity:
    Common stock, par value $1.00 per share;
      authorized 50,000,000 shares; issued and outstanding
      September 30, 2000 10,469,906 shares; December 31,
      1999 10,449,657 shares                                               10,470              10,450
   Surplus                                                                 64,667              64,548
   Retained earnings                                                       17,869              21,326
   Accumulated other comprehensive income (loss)                          (11,686)            (17,546)
                                                                      -----------         -----------
         TOTAL STOCKHOLDERS' EQUITY                                        81,320              78,778
                                                                      -----------         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,536,520         $ 1,496,747
                                                                      ===========         ===========

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                        For the Three Months Ended              For the Nine Months Ended
                                                   September 30, 2000  September 30, 1999  September 30, 2000    September 30, 1999
                                                   --------------------------------------  -----------------------------------------
                                                                          (In thousands, except per share data)
Interest income:
   Loan receivable, including fees                       $ 16,774         $ 12,600                $ 46,562         $ 35,984
   Interest and dividends on securities:
      Taxable                                               6,254            5,518                  20,095           16,106
      Tax-exempt                                            3,692            3,646                  11,868           10,466
   Other                                                       12               31                      33               49
                                                         -------------------------                -------------------------
         Total interest income                             26,732           21,795                  78,558           62,605
                                                         -------------------------                -------------------------
Interest expense:
   Deposits                                                12,844            8,846                  34,826           24,655
   Other borrowed funds                                     2,781            2,689                  10,584            6,817
   Long-term debt                                           1,225            1,039                   3,808            4,014
                                                         -------------------------                -------------------------

         Total interest expense                            16,850           12,574                  49,218           35,486
                                                         -------------------------                -------------------------

                  Net interest income                       9,882            9,221                  29,340           27,119
Provision for loan losses                                     750              200                   2,125              800
                                                         -------------------------                -------------------------
              Net interest income after provision
                  for loan losses                           9,132            9,021                  27,215           26,319
                                                         -------------------------                -------------------------
Other income:
   Income from fiduciary activities                           218              291                     724              816
   Customer service fees                                    2,083              951                   5,793            2,408
   Mortgage banking activities                                330              330                     185            1,029
   Net realized losses on sale of securities                 (183)             (35)                   (243)            (113)
   Other                                                      315              225                     722              510
                                                         -------------------------                -------------------------
         Total other income                                 2,763            1,762                   7,181            4,650
                                                         -------------------------                -------------------------
Other expenses:
   Salaries and wages                                       3,900            3,686                  11,805           10,056
   Employee benefits                                       1 ,095              915                   3,373            2,462
   Special Charges                                            961            1,727                   5,758            2,058
   Occupancy                                                1,214            1,151                   3,906            2,892
   Equipment depreciation and maintenance                     814              648                   2,345            1,748
   Other                                                    3,275            2,994                   9,888            8,373
                                                         -------------------------                -------------------------

         Total other expenses                              11,259           11,121                  37,075           27,589
                                                         -------------------------                -------------------------

      Income (loss) before income taxes                       636             (338)                 (2,679)           3,380

Federal income tax benefit                                   (800)          (1,108)                 (3,665)          (1,773)
                                                         =========================                =========================
         Net Income                                      $  1,436         $    770                $    986         $  5,153
                                                         =========================                =========================
   Basic earnings per share                              $   0.13         $   0.07                $   0.09         $   0.49
                                                         =========================                =========================
   Diluted earnings per share                            $   0.13         $   0.07                $   0.09         $   0.49
                                                         =========================                =========================

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2000 and 1999 (unaudited)

                                     Number  Of                                      Accumulated
                                     Shares                                          Other
                                     Common           Common                         Retained        Comprehensive
                                     Stock            Stock           Surplus        Earnings        Income (loss)      Total
                                     -----------------------------------------------------------------------------------------------
                                                                                 (In thousands, except share data)
Balance, December 31, 1998           10,388,443       $   10,388       $  64,134     $   19,227      $   1,163       $      94,912
                                                                                                                     -------------
 Comprehensive income
 Net income                                                                               5,153                              5,153
   Change in net unrealized
      gains (losses) on securities
      available for sale                                                                               (13,085)            (13,085)
                                                                                                                     -------------
     Total comprehensive income                                                                                             (7,932)
                                                                                                                     -------------
  Issuance of common stock upon
        exercise of stock options        41,510               42             256             --             --                 298
  Cash dividends declared                    --               --             ---         (4,374)            --              (4,374)
                                     ---------------------------------------------------------------------------------------------

Balance September 30, 1999           10,429,953       $   10,430       $  64,390     $   20,006       ($11,922)      $      82,904
                                     =============================================================================================


Balance, December 31, 1999           10,449,657       $   10,450       $  64,548     $   21,326       $(17,546)      $      78,778

Comprehensive income
   Net income                                                                               986                                986
   Change in net unrealized
      gains (losses) on securities
      available for sale                                                                                 5,860               5,860
                                                                                                                     -------------
     Total comprehensive income                                                                                              6,846
                                                                                                                     -------------
  Issuance of common stock upon
        exercise of stock options        20,249               20             119             --             --                 139
  Cash dividends declared                    --               --              --         (4,443)            --              (4,443)
                                     ---------------------------------------------------------------------------------------------

Balance September 30, 2000           10,469,906       $   10,470       $  64,667     $   17,869       ($11,686)      $      81,320
                                     =============================================================================================

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                       -------------------------
                                                                                  September  30, 2000    September 30,1999
                                                                                 -----------------------------------------
                                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $     986              $   5,153
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and foreclosed real estate losses                                   2,125                    833
    Provision for depreciation and amortization                                            2,666                  1,799
    Provision for special charges                                                          5,758                  2,058
    (Gain) loss on sale of equipment and foreclosed real estate                                3                    (84)
    Net realized loss on sale of securities                                                  243                    113
    Provision for deferred income taxes                                                   (2,002)                (2,962)
    Proceeds from sale of mortgage loans                                                  52,667                 72,126
    Net (gain) loss on sale of mortgage loans                                                120                   (399)
    Mortgage loans originated for sale                                                   (48,192)               (60,532)
    Net (amortization) accretion of security premiums and discounts                         (697)                   270
    (Increase) decrease in accrued interest receivable and other assets                    2,397                (16,393)
    Increase (decrease) in accrued interest payable and other liabilities                 (5,160)                   562
                                                                                       ---------                -------
        Net cash provided by operating activities                                         10,914                  2,544
                                                                                       ---------                -------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                                     125,772                 56,667
Proceeds from maturities of and principal repayments on securities
        available for sale                                                                 7,073                 28,903
Proceeds from maturities and call of securities held to maturity                              35                     65
Purchases of securities available for sale                                               (61,514)              (107,893)
Purchases of securities held to maturity                                                      --               (110,446)
(Increase) decrease in interest-bearing deposits with banks                                   13                   (817)
Decrease in Federal Funds Sold                                                               470                     --
Loans made to customers, net of principal collected                                     (135,444)               (91,563)
Proceeds from sales of foreclosed real estate                                                669                    784
Proceeds from sales of bank premises and equipment                                            25                      9
Purchases of premises and equipment                                                       (3,542)               (10,248)
                                                                                        --------              ---------
        Net cash used in investing activities                                            (66,443)              (234,539)
                                                                                        --------              ---------

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS Con't. (Unaudited)

                                                                              For the Nine Months Ended
                                                                              -------------------------
                                                                      September 30, 2000  September 30, 1999
                                                                      --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                              $  71,198           $  92,573
    Net increase in time deposits                                              125,154             107,247
    Proceeds from (repayment of) other borrowed funds                         (124,207)            102,912
    Principal payments of long-term borrowings                                 (25,000)            (50,000)
    Proceeds from exercise of stock options                                        139                 298
    Cash dividends paid                                                         (4,443)             (4,374)
                                                                             ---------           ---------

       Net cash provided by financing activities                                42,841             248,656
                                                                             ---------           ---------
        Increase (decrease) in cash and due from banks                         (12,688)             16,661

Cash and due from banks:
    Beginning                                                                   49,904              28,710
                                                                             ---------           ---------

    Ending                                                                   $  37,216           $  45,371
                                                                             =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest                                                               $  51,253           $  33,574
                                                                             =========           =========
      Income taxes                                                           $   1,360           $   1,360
                                                                             =========           =========

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                        Three Months Ended                   Nine Months Ended
                                                        ------------------                   -----------------
                                                   September 30,  September 30,        September 30,  September 30,
                                                       2000           1999                 2000           1999
                                                   -----------------------------       -----------------------------
   Numerator, net income                           $ 1,436,000       $   770,000       $   986,000       $ 5,153,000
                                                   =============================       =============================

   Denominator:
      Denominator for basic earnings per
        share, weighted average shares              10,469,906        10,417,346        10,459,514        10,410,114

      Effect of dilutive securities, stock options       1,512            69,221             3,466            60,233
                                                   -----------------------------       -----------------------------
      Denominator for diluted earnings per
        share, weighted average shares
        and assumed conversions                     10,471,418        10,486,567        10,462,980        10,470,347
                                                   =============================       =============================

   Basic earnings (loss) per common share          $      0.13       $      0.07       $      0.09       $      0.49
                                                   =============================       =============================

   Diluted earnings (loss) per common share        $      0.13       $      0.07       $      0.09       $      0.49
                                                   =============================       =============================

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                       For the Nine Months Ended
                                                        September      September
                                                        30, 2000       30, 1999
                                                        ------------------------
Unrealized holding gains (losses) on available
  for sale securities                                   $  8,772       $(20,244)
Less reclassification adjustment for gains
  (losses) included in net income                           (243)          (113)
                                                        --------       --------

Net unrealized gains (losses)                              9,015        (20,131)

Tax (expense) benefit                                     (3,155)         7,046
                                                        --------       --------

       Net of tax amount                                $  5,860       $(13,085)
                                                        ========       ========

OTHER EXPENSES

The following represents the most significant categories of other expenses for the three and nine months ended September 30:

                                        Three Months       Nine Months
                                    Ended September 30, Ended September 30,
                                    2000          1999  2000          1999
                                    ------------------- -------------------
                                                (In Thousands)

     Advertising                    $  726      $  681  $2,067       $1,794
     Data processing and MAC fees      784         416   2,241        1,145

     Office supplies and expenses      526         575   1,689        1,512
     Professional fees                 326         211     801          613
     All other expenses                913       1,111   3,090        3,309
                                    ---------------------------------------
                                    $3,275      $2,994  $9,888       $8,373
                                    ==================  ===================

SPECIAL CHARGES

During the third quarter of 2000, the Company recorded pre-tax special charges of $961,000 ($625,000 after-tax), or $0.06 per share, which represent severance payments under an employment agreement to a former executive. For the first nine months of 2000, the Company recorded pre-tax special charges of $5.8 million ($3.7 million after-tax), or $0.36 per share, most of which related to the corporate reorganization plan announced in April and the closing of Granite Mortgage Corporation, a wholly-owned subsidiary of the Bank. The components of the special charges and the related accrual for the third quarter of 2000 are as follows:

                                          Beginning    Special     Non-Cash      Cash
    (In thousands)                         Balance     Charges    Writedowns   Payments    Balance
                                            7/1/00                                         9/30/00
                                           -------------------------------------------------------
  Severance and employee-related costs     $2,149      $   961      $    --     $  200      $2,910
  Exit of Granite Mortgage                  1,303           --           --         74       1,229
  Other                                       248           --           --         93         155
                                           -------------------------------------------------------
                                           $3,700      $   961      $    --     $  367      $4,294
                                           =======================================================

The components of the special charges and the related accrual for the nine months of 2000 are as follows:

                                          Beginning    Special     Non-Cash      Cash
    (In thousands)                         Balance     Charges    Writedowns   Payments    Balance
                                            1/1/00                                         9/30/00
                                           -------------------------------------------------------
  Severance and employee-related costs     $   --      $ 3,361      $    --     $  451      $2,910
  Exit of Granite Mortgage                     --        2,017          614        174       1,229
  Other                                        --          380            1        224         155
                                           -------------------------------------------------------
                                           $   --      $ 5,758      $   615     $  849      $4,294
                                           =======================================================

The above severance and employee-related costs include payments to former executives under employment agreements in connection with the restructuring plan announced on April 25, 2000 as well as severance and employee-related costs incurred in the third quarter. As per the employment agreements, payments are being made monthly over 12 to 36 months, depending on the individual agreement.

On May 12, 2000, the Board of Directors announced that the Bank had ceased its Virginia mortgage operations at Granite Mortgage Corporation, Inc. because of the lack of profitability along with the fact that future prospects for achieving reasonable returns were doubtful. The exit costs of Granite Mortgage include the write-off of goodwill, the expected satisfaction of remaining contractual obligations of the Corporation and the related professional fees.

Other special charges consist primarily of costs associated with the closing of certain loan offices and related professional fees.

Special charges for the three and nine month periods ended September 30, 1999 represent change-of-control payments under employment agreements.

ACCOUNTING POLICIES

     The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June 1998, which was amended by Statement No. 137 and Statement No. 138. The Company adopted FASB 133 effective October 1, 2000. Under the Standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements. As permitted under FAS 133, the Company transferred securities with an amortized cost of $102.1 million and unrealized losses of $4.9 million from held to maturity to available for sale. During the fourth quarter of 2000, the Company intends to sell approximately $49.2 million of these securities at a realized loss of approximately $1.3 million, net of tax benefits of $446,000, which will substantially be presented as the cumulative effect of an accounting change for the adoption of FAS 133 in the Company's income statement.

The Company also transferred securities with an amortized cost of $10.2 million from available for sale to held to maturity. These securities were transferred at their fair value on the date of transfer which was $1.7 million less than the amortized cost of the securities. This difference, net of taxes, was reflected in comprehensive income in stockholders' equity and is being amortized over the period to maturity of the respective securities. Aside from the above security transfers, the adoption of FAS 133 had no effect on the Company's financial statements.

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces FAS 125, of the same name. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of FAS 125 without reconsideration. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provisions is not permitted. The adoption of the statement is not expected to have a significant impact on the Company.


SUBSEQUENT EVENT

   On November 7, 2000, the Board of Directors of the Bank approved the recording of up to $8.5 million ($5.6 million after-tax), or $0.53 per share, in special charges, other one-time charges and additional loan loss provision. The charge consists primarily of a $6.3 million pretax loss associated with adopting FAS 133 and the expected subsequent sale of up to 20% of the Company's securities portfolio. The proceeds from the sale are expected to be used to payoff other borrowed funds. In addition, special charges of $700,000 relate to the sale or closing of branches outside our primary geographic footprint and also severance and employment related contracts. Finally, based on the Company's credit policy, the appointment of a Chief Credit Officer, recent economic changes and the growth and complexity in the Company's loan portfolio, the Company will increase its allowance for loan losses by approximately $1.5 million. The Board approved these special charges and other one-time charges as part of an overall plan to restructure the balance sheet and improve core earnings of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis are intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of Main Street Bancorp, Inc. (the "Company") with a primary focus on an analysis of operating results.

                        FINANCIAL CONDITION HIGHLIGHTS

     Total assets of $1.5 billion at September 30, 2000 increased $40.0 million, or 2.7% from the level at December 31, 1999.

     Securities decreased $72.4 million, or 10.3%, to $627.6 million at September 30, 2000 when compared to $700.0 million at December 31, 1999. The decrease is due to the sale of $125.8 million in securities and maturities of $7.1 million, offset by the securities purchases in the first quarter of $61.5 million. The decrease in securities was mostly a result of the de-leverage program to replace the securities with higher yielding loans as additional loan volume is generated in the new markets. $135.4 million of net new loans during the first nine months of 2000 were funded through security sales. Nearly the entire bond securities portfolio is rated AAA by either Standard & Poor or Moodys.

     Loans receivable, net of allowance for loan losses of $8.2 million at September 30, 2000 and $7.0 million at December 31, 1999, increased to $791.3 million at September 30, 2000 from $658.7 million at December 31, 1999. The increase of $132.6 million, or 20.1%, was primarily due to an increase in commercial loans and home equity loans. During the first nine months of 2000, the Company provided for $2.1 million in loan losses.

     Amounts due from mortgage investors increased to $5.2 million at September 30, 2000 from $5.0 million at December 31, 1999. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for investors for periods ranging from three to twenty-one days.

     Mortgages held for sale decreased $4.9 million, or 100.0%, to $0 at September 30, 2000 from $4.9 million at December 31, 1999. During the second quarter of 2000, the Company elected to sell all of the mortgages classified as held for sale, which at the time of the sale totaled $7.9 million. As a result of this sale, the Company recorded a loss on the income statement of $225,000, in addition to the $253,000 already accrued at March 31, 2000 for a total loss on mortgages held for sale of $478,000. The Company elected to sell these mortgages to reduce the Company's market risk position. All the mortgages sold were fixed rate loans at rates 100-200 basis points below current market rates.

   Accrued interest receivable and other assets decreased slightly by 8.3%, or $3.4 million, to $37.9 million at September 30, 2000 from $41.3 million at December 31, 1999 primarily due to the change in deferred tax assets relating to FASB 115.

   Total deposits, the primary source of funds, increased $196.0 million to $1.2 billion at September 30, 2000 compared to $1.0 billion at December 31, 1999, an increase of 19.2%. The increase in deposits was primarily in savings and time deposits. Savings deposits increased from $327.4 million at December 31, 1999 to $387.1 million at September 30, 2000, an increase of $59.7 million, or 18.2%. The increase was primarily due to the addition of the 23 new branches. Total time deposits increased $125.1 million, or 28.6%, to $562.6 million at September 30, 2000 million from $437.5 million at December 31, 1999. The increase in time deposits was due to the CD (certificate of deposit) specials the Company was promoting to provide longer- term funding for loan and security purchases and to attract new customers to the Company's new branches.

   Accrued interest payable and other liabilities decreased $9.9 million, or 41.3%, from $24.0 million at December 31, 1999 to $14.1 million at September 30, 2000. The decrease was due to the recording of a $10.5 million payable at December 31, 1999 for securities that were traded but not settled. At September 30, 2000, the Company had no balance in the securities traded not settled account.

   Other borrowed funds and long-term debt decreased $149.2 million, or 41.5%, from $359.4 million at December 31, 1999 to $210.2 million at September 30, 2000. As expected, the Company was able to pay down its borrowings resulting from the growth of lower-cost deposits at the branches.

   Stockholders' equity increased $2.5 million, or 3.2%, from $78.8 million at December 31, 1999 to $81.3 million at September 30, 2000. The increase resulted from the improvement in net unrealized losses on securities held for sale of $5.9 million, offset by a decrease in retained earnings in the first nine months of $3.5 million ($986,000 net income less cash dividends paid of $4.4 million). At December 31, 1999, the Company had $17.5 million in unrealized losses and at September 30, 2000, the Company had $11.7 million in unrealized losses on securities available for sale due to the declining interest rates. Should interest rates increase in the future, stockholders' equity could decrease due to further unrealized losses on the securities available for sale. Should interest rates decline in future periods, stockholders' equity could further increase as a result of unrealized gains on securities available for sale. FASB 115 requires companies to report the securities classified as "available-for-sale" at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders' equity. FASB 115 only addresses one component of the balance sheet, securities, and does not take into account fair value adjustments for the remaining items of the balance sheet. In addition, the Company does not include the FASB 115 adjustment to stockholders' equity when calculating the regulatory ratios. Thus, the $11.7 million reduction to equity for unrealized losses on securities available for sale at September 30, 2000, had no impact on the Company's regulatory capital adequacy ratios.

                            RESULTS OF OPERATIONS
Overview
--------

     Net income for the third quarter of 2000 was $1.4 million compared to $770,000 for the third quarter of 1999. On a per share basis, basic and diluted earnings were $0.13 and $0.07 for the third quarter of 2000 and 1999, respectively. Net income on an operating basis, which excludes the special charges, one-time charges and security losses, net of tax, was $2.3 million for the third quarter of 2000 compared to $2.0 million for the third quarter of 1999, an increase of 15.0%. Basic and diluted earnings per share, on an operating basis, would have been $0.22 and $0.19 for the third quarter of 2000 and 1999, respectively. Net income for the first nine months of 2000 was $986,000 compared to $5.2 million for the first nine months of 1999. On a per share basis, basic and diluted earnings were $0.09 and $0.49. Net income on an operating basis was $6.4 million and $6.6 million for the first nine months of 2000 and 1999, respectively. Basic and diluted earnings per share, on an operating basis, would have been $0.61 and $0.63 for the first nine months of 2000 and 1999, respectively. During the third quarter of 2000, the Company incurred $961,000 of special charges compared to $1.7 million in the third quarter of 1999. Special charges in the third quarter of 2000 and 1999 relate to severance payments to former executives. For the first nine months of 2000, the Company incurred $5.8 million in special charges (see "other expenses") and $845,000 in one-time charges, primarily mortgage sale losses. During the first nine months of 1999, the Company incurred $2.1 million in special charges.

     On July 25, 2000, the Company and the Bank entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Philadelphia ("FRB") and the Pennsylvania Department of Banking (the "Department"). The MOU is not a formal supervisory action by the FRB or the Department. Generally, the MOU addresses perceived regulatory concerns identified by the FRB as a result of its combined examination of the Company and the Bank and its information systems and transfer agent examinations of the Bank, all as of December 31, 1999. The Company and the Bank agreed in the MOU to: establish a risk management program; revise its ALCO policies, limits, and procedures; develop a contingency liquidity plan; develop an interest rate plan; conduct a risk assessment relating to internet banking; develop a comprehensive strategic plan and budget; report with respect to loan policies, and credit management; take various actions with respect to information systems; and take certain corrective actions with respect to transfer agent activities. The management and Directors of the Company and the Bank also agreed to establish an asset liability committee and a compliance committee of at least three (3) outside directors and to engage an outside consultant to evaluate management's interest rate models and the strategies used to monitor interest rate risk. The agreement establishes a schedule for compliance and requires additional regulatory reporting by the Company and the Bank. Under the MOU, the Company and the Bank may declare and pay corporate dividends after prior notice to the FRB and the Department. The FRB has approved payment of the third quarter dividends of both the Bank and the Company. The Company may incur additional debt and the Company may redeem its own stock with prior written approval from the FRB and the Department. The Company and the Bank have taken steps necessary to comply with their respective obligations under the MOU. Although the Company previously disclosed that it anticipated achieving full compliance with the MOU by the fourth quarter of 2000, it now appears that full compliance will not be achieved within that time frame. The Company and the Bank will continue to work within the framework of the MOU in coordination with the FRB and the Department to achieve full compliance as soon as practicable.

Net Interest Income
-------------------

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For the third quarter of 2000, net interest income, calculated on a tax-equivalent basis, increased $0.7 million, or 6.8%, to $11.7 million from $11.0 million in the third quarter of 1999. For the first nine months of 2000, net interest income, calculated on a tax-equivalent basis, increased $3.2 million, or 10.0%, to $35.2 million compared to $32.0 million for the first nine months of 1999.

     The increase in net interest income was primarily due to an increase in interest income on average interest-earning assets. For the third quarter, average interest-earning assets, mainly securities and loans, increased $209 million, or 16.8%, from $1.2 billion at September 30, 1999 to $1.4 billion at September 30, 2000. For the third quarter, average securities increased $30.5 million, or 4.8 %, from $633.7 million for the prior year's comparable quarter to $664.2 million at September 30, 2000. For the third quarter, average loans increased $179.9 million, or 29.7%, to $785.1 million at September 30, 2000 from $605.2 million for the prior year's comparable quarter. For the first nine months, average interest-earning assets increased $256 million, or 21.3%, to $1.453 billion at September 30, 2000 from $1.197 billion at June 30, 1999. For the first nine months, average securities increased $95.6 million, or 15.5%, from $616.5 million at September 30, 1999 to $712.1 million at September 30, 2000. For the first nine months, average loans increased $160.3 million, or 27.7%, from $579.5 million at September 30, 1999 to $739.8 million at September 30, 2000.

     Interest income earned on interest-earning assets increased $5.1 million, or 21.4%, to $28.6 million in the third quarter ended September 30, 2000 compared to $23.5 million in the third quarter ended September 30, 1999, calculated on a tax-equivalent basis. Interest income from securities, calculated on a tax equivalent basis, increased $0.9 million, or 8.6%, to $11.7 million in the third quarter ended September 30, 2000 compared to $10.8 million for the third quarter ended September 30, 1999. Interest income from loans, calculated on a tax equivalent basis, increased $4.1 million, or 32.5%, to $16.8 million for the third quarter ended September 30, 2000 compared to $12.7 million for the third quarter ended September 30, 1999.

      Interest income earned on interest-earning assets increased $16.9 million, or 25.1%, to $84.4 million for the nine months ended September 30, 2000 compared to $67.5 million for the first nine months ended September 30, 1999, calculated on a tax-equivalent basis. Interest income from securities, calculated on a tax equivalent basis, increased $6.5 million, or 20.5%, to $37.8 million for the first nine months ended September 30, 2000 compared to $31.3 million for the first nine months ended September 30, 1999. Interest income from loans, calculated on a tax equivalent basis, increased $10.5 million, or 29.2%, to $46.6 million for the first nine months ended September 30, 2000 compared to $36.1 million for the first nine months ended September 30, 1999

       The Company's total interest expense increased $4.3 million, or 34.0%, to $16.9 million for the third quarter of 2000 compared to $12.6 million for the third quarter of 1999. For the first nine months, total interest expense increased $13.7 million, or 38.7%, to $49.2 million in 2000 compared to $35.5 million for the first nine months of 1999. Average interest-bearing liabilities increased $183.0 million to $1.3 billion for the third quarter of 2000 compared to $1.1 billion for the third quarter of 1999 and increased $243.0 million to $1.3 billion for the first nine months of 2000 compared to $1.1 billion for the first nine months of 1999. The average rate paid on average interest-bearing liabilities was 5.10% for the third quarter of 2000 compared to 4.43% for the third quarter of 1999 and was 5.00% for the first nine months of 2000 compared to 4.42% for the first nine months of 1999. The primary reason interest expense and average rate on average interest-bearing liabilities increased was due to an increase in average interest-bearing deposits and the average rate paid on interest-bearing deposits.

     Average interest-bearing deposits increased $211.0 million, or 25.0%, to $1.0 billion for the quarter ended September 30, 2000 compared to $843.0 million for the quarter ended September 30, 1999 and increased $205.7 million, or 26.2%, to $994.8 million for the first nine months of 2000 compared to $789.1 million for the first nine months of 1999. The average rate paid on average interest-bearing deposits was 4.83% for the third quarter of 2000 compared to 4.16% for the third quarter of 1999. For the first nine months, the average rate paid on average interest-bearing deposits was 4.68% in 2000 compared to 4.18% in 1999. The primary reason the average rate paid on average interest-bearing deposits increased was due to the general increase in interest rates in the economy.

     Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin decreased 30 basis points from 3.50% in the third quarter of 1999 to 3.20% in the third quarter of 2000, calculated on a tax-equivalent basis. Net interest margin decreased 33 basis points, from 3.57% for the first nine months of 1999 to 3.24% for the first nine months of 2000. Net interest margin decreased due to the certificate of deposit (CD) promotion the Bank is running to attract new customers and also to the repricing of liabilities.

     Net interest margin also decreased due to the increase in non interest-earning assets related to the branch openings. Each new branch required vault cash inventories and premises and equipment expenditures. Average non-interest earning assets increased from $109.9 million in the third quarter ended September 30, 1999 to $114.9 million for the comparable quarter in 2000. For the first nine months, average non-interest earning assets increased from $89.3 million in 1999 to $114.3 million in 2000.

Provision For Loan Losses
-------------------------

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $750,000 for the third quarter of 2000 compared to $200,000 for the third quarter of 1999 and $2,125,000 for the first nine months of 2000 compared to $800,000 for the first nine months of 1999. Management increased the loan loss provision significantly in 2000 as a prudent response to significant loan growth and a modest increase in nonperforming assets. Non-performing assets as a percentage of total assets increased to .63% as of September 30, 2000 compared to .43% at December 31, 1999. See further discussion under "Asset Quality".

Other Income
------------

     Other income increased $1.0 million, or 56.8%, from $1.8 million in the third quarter of 1999 to $2.8 million in the third quarter of 2000. Other income increased $2.5 million, or 54.4%, from $4.7 million for the first nine months of 1999 to $7.2 million for the first nine months of 2000. The increase in other income for the third quarter and first nine months of 2000 was mostly due to increased customer service fees. Customer service fees increased from $951,000 in the third quarter of 1999 to $2.1 million in the third quarter of 2000 and increased from $2.4 million for the first nine months of 1999 to $5.8 million for the first nine months of 2000. The increased customer service fees are a direct result of the branch expansion plan as well as the introduction of the Bounce Protection product in December 1999. Bounce Protection is a special overdraft privilege for checking account customers for which the bank will honor overdrafts up to a pre-approved limit.

     Income from mortgage banking activities remained flat at $330,000 for the third quarter 2000 and 1999 and decreased from $1.0 million for the first nine months of 1999 to $185,000 for the first nine months of 2000. Income from mortgage banking activities decreased due to the recognition of $675,000 in mortgage sale losses during the second quarter of 2000. The Company sold $7.9 million of mortgages classified as held for sale and also $4.2 million of portfolio loans. The mortgages sold were mostly 15-year and 30-year fixed rate mortgages at rates 100-200 basis points below market. Income from mortgage banking activities also decreased due to the lack of profitability from Granite Mortgage Corporation, a wholly-owned subsidiary of the Bank. On May 11, 2000, the Company announced that it closed down operations at Granite Mortgage. From January 1, 2000 through May 11, Granite Mortgage had an after-tax loss of ($260,000).

     Other income increased $90,000, or 40.0%, from $225,000 in the third quarter of 1999 compared to $315,000 in the third quarter of 2000 and increased $212,000, or 41.6%, to $722,000 for the first nine months of 2000 compared to $510,000 for the first nine months of 1999. The increase for the first nine months was mostly due to the income from the assets used to fund the deferred compensation plans.

Other Expenses
--------------

     Total other expenses increased $138,000, or 1.2% to $11.3 million for the third quarter of 2000 compared to $11.1 million for the third quarter of 1999 and increased $9.5 million, or 34.4%, to $37.1 million for the first nine months of 2000 compared to $27.6 million for the first nine months of 1999.

     Salaries, wages and employee benefits increased $394,000, or 8.6%, from $4.6 million in the third quarter ended September 30, 1999, to $5.0 million in the third quarter of 2000. Salaries, wages and employee benefits also increased $2.7 million, or 21.2%, to $15.2 million for the first nine months of 2000 compared to $12.5 million for the first nine months of 1999. These increases were primarily attributed to the opening and hiring of staff at the 23 new branch locations. The 23 new branch locations were opened in the 15 month time frame from March 1999 to May 2000.

     During the third quarter of 2000, the Company recorded $961,000 of special charges compared to $1.7 million during the third quarter of 1999. Special charges in the third quarter of 2000 and 1999 reflect severance and change-of-control payments to former executives. For the first nine months of 2000, the Company recorded $5.8 million in special charges compared to $2.1 million for the first nine months of 1999. The 2000 special charges include $2.0 million in costs related to the closing of Granite Mortgage Corporation, $3.4 million in severance payments and employee-related costs and $380,000 in loan office closings and professional fees. The costs were incurred as part of the corporate reorganization announced in April 2000. The 1999 special charges were change of control payments made to a former executive.

     Occupancy expense increased $63,000, or 5.5%, to $1.2 million in the third quarter of 2000 compared to $1.1 million in the third quarter of 1999 and increased $1.0 million, or 35.1%, to $3.9 million for the first nine months of 2000 compared to $2.9 million for the first nine months of 1999. The increase for the nine months was due to lease expenses, utilities, real estate taxes, and other occupancy related costs on the 23 new branches that have opened since March 1999. The last of the branches was opened in May 2000.

     Equipment depreciation and maintenance increased $166,000, or 25.6%, to $814,000 in the third quarter of 2000 compared to $648,000 in the second quarter of 1999 and increased $597,000, or 34.1%, to $2.3 million for the first nine months of 2000 compared to $1.7 million for the first nine months of 1999. The increase was due to depreciation and maintenance on new equipment and furniture for the 23 new branches.

     Other operating expenses increased $281,000, or 9.4%, to $3.3 million in the third quarter of 2000, compared to $3.0 million in the third quarter of 1999 and increased $1.5 million, or 18.1%, to $9.9 million for the first nine months of 2000 compared to $8.4 million for the first nine months of 1999. A detailed explanation of the variance follows:

     Advertising and marketing increased $45,000, or 6.6%, from $681,000 in the third quarter of 1999 to $726,000 in the third quarter of 2000. Advertising and marketing increased $273,000, or 15.2%, to $2.1 million for the first nine months of 2000 compared to $1.8 million for the first nine months of 1999. Advertising and marketing increased due to the 23 new branch locations. Advertising and marketing includes media costs, customer promotional items, printing costs and new branch opening costs.

     Data processing and MAC fees increased $368,000, or 88.5%, from $416,000 in the third quarter of 1999 to $784,000 in the third quarter of 2000 and increased $1.1 million, or 95.7%, to $2.2 million for the first nine months of 2000 compared to $1.1 million for the first nine months of 1999. The increase was a result of increased volume in credit card processing/ATM processing due to the new ATMs located at the 23 new branches and an ongoing service fee to Pinnacle Financial for Bounce Protection product.

     Office supplies and expenses decreased $49,000, or 8.5%, from $575,000 in the third quarter of 1999 to $526,000 in the third quarter of 2000 and increased $177,000, or 11.7%, to $1.7 million for the first nine months of 2000 compared to $1.5 million for the first nine months of 1999. The increase for the nine months was due to supplies necessary to support the Company's growth.

Federal Income Taxes
--------------------

     The provision for federal income taxes was an $800,000 benefit for the third quarter of 2000 compared to a $1.1 million benefit for the third quarter of 1999 and was a $3.7 million benefit for the first nine months of 2000 compared to a $1.8 million benefit for the first nine months of 1999. The tax benefit in 2000 resulted from a higher level of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans compared to pretax income and also due to the special charges and other one-time charges. For federal income tax purposes, the Company is subject to the alternative minimum tax. Since this tax creates a credit that can be carried forward indefinitely to offset future federal income taxes, it is not an expense of the Company. The alternative minimum tax has, therefore, been recorded as a deferred tax asset, which will be recoverable in future years as the bank has taxable income.

Asset Quality
-------------

     Non-performing assets as a percentage of total assets increased to 0.63% at September 30, 2000 compared to 0.43% at December 31, 1999. Non-performing assets increased from $6.4 million at December 31, 1999 to $9.6 million at September 30, 2000 due to an increase in commercial non-accruals. The ratio of the allowance for loan losses to non-performing loans was 117.84% at December 31, 1999 and decreased to 91.2% at September 30, 2000. Non-performing loans are comprised of non-accrual loans, accruing loans that are 90 days or more past due and restructured loans. Given the change in the above ratios, the Company increased its loan loss provision in the third quarter and nine months of 2000. During the third quarter of 2000, the Company provided for $750,000 in loan losses compared to $200,000 in the third quarter of 1999 and provided for $2.1 million in loan losses for the first nine months of 2000 compared to $800,000 for the first nine months of 1999. The loan loss as a percentage of total loans increased from 0.99% at June 30, 2000 to 1.02% at September 30, 2000 but decreased from the 1.05% level at December 31, 1999. The loan loss reserve as a percentage of total loans, excluding mortgages, was 1.39% at September 30, 2000, down from 1.49% at December 31, 1999.

Capital
-------

     The Company's Tier 1 capital to risk-weighted assets ratio at September 30, 2000 was 11.09% compared to 13.38% at December 31, 1999. These ratios exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at September 30, 2000 was 11.99% compared to 14.28% at December 31, 1999. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At September 30, 2000, the Company's leverage ratio was 6.59% versus 7.43% at December 31, 1999. The Company is categorized as "well capitalized" under applicable Federal regulations.

Liquidity
---------

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by the fair value of securities not pledged as collateral, cash and amounts due from banks, interest-bearing deposits with banks, and Federal funds sold. Held to maturity securities are classified as liquid assets to the extent they are not pledged as collateral. These liquid assets totaled $337.7 million at September 30, 2000 compared to $339.5 million at December 31, 1999.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds, utilizing the borrowing facilities of the Federal Reserve System or the Federal Home Loan Bank of Pittsburgh (FHLB) System, or utilizing repurchase agreements with other institutions and customers. The Bank utilizes a variety of these methods of liability liquidity. At September 30, 2000, the Bank had approximately $271.0 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $231.8 million at December 31, 1999. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Please refer to the annual report to shareholders on Form 10-K for December 31, 1999. There have been no significant changes regarding market risk since that date.

                                    PART II
                                    -------

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

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

       10.3 Deferred Compensation Agreement, dated October 14, 1999 by and between Main Street Bancorp, Inc. and Richard A. Ketner, incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

       10.4 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc., Main Street Bank and Brian M. Hartline, President and CEO.

       27.1 Financial Data Schedule.

            (b) Reports on Form 8 - K

                (1) - On August 11 , 2000, the Company filed a Current Report on
                    Form 8-K, dated August 8, 2000, to report information under item 5. No financial statements were filed with the Current Report.
                (2) On October 30, 2000, the Company filed a Current Report on
                    Form 8-K, dated October 24, 2000 to report information under item 5. No financial statements were filed with the Current Report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MAIN STREET BANCORP, INC.

                                    (Registrant)


November 14, 2000                   /s/ Robert A. Kuehl.
-----------------                   ------------------------------
                                    Robert A. Kuehl.
                                    Executive Vice President and Chief Financial
                                    Officer

                                 EXHIBIT INDEX

Exhibit No.             Description
----------              -----------

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

  10.3 Deferred Compensation Agreement, dated October 14, 1999, by and between Main Street Bancorp, Inc. and Richard A. Ketner, incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

  10.4 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc., Main Street Bank and Brian M. Hartline, President and CEO.

  27.1      Financial Data Schedule.