Form 10-K
period 2000-12-31
MAIN STREET BANCORP INC
filed 2001-03-29
CIK 1060558

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended December 31, 2000, or

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from _______________ to ______________.

Commission file number:  0-24145

                            MAIN STREET BANCORP, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

         Pennsylvania                                    23-2960905
------------------------                            --------------------
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

                  Yes        X                   No    ____
                           -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ()


         The aggregate market value of common stock of the Registrant held by nonaffiliates, based on the closing sale price as of March 14, 2001 was $90,128,309. As of March 14, 2001, the Registrant had 10,470,380 shares of Common Stock outstanding.

         Documents incorporated by reference: Portions of the Proxy Statement of the Registrant relating to the Registrant's Annual Meeting to be held on May 2, 2001 are incorporated by reference into Part III of this report.

                            MAIN STREET BANCORP, INC
                                    FORM 10-K
                                TABLE OF CONTENTS

          Page
Part I

         Item 1.  Business                                            3
         Item 2.  Properties                                         28
         Item 3.  Legal Proceedings                                  28
         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                            28

Part II

         Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters                         28
         Item 6.  Selected Financial Data                             30
         Item 7.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                          31
         Item 7A. Quantitative and Qualitative Disclosures
                  About Market Risk                                   56
         Item 8.  Financial Statements and Supplementary Data         59
         Item 9.  Changes In and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure                                          87
Part III

         Item 10. Directors and Executive Officers of the
                  Registrant                                          87
         Item 11. Executive Compensation                              87
         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management                               87
         Item 13. Certain Relationships and Related
                  Transactions                                        87

Part IV

         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                 88

Signatures

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Main Street Bancorp, Inc. ("the Company") is a Pennsylvania corporation headquartered in Reading, Pennsylvania and, at December 31, 2000 was the bank holding company for Main Street Bank ("the Bank") and also the parent company of MBNK Investment Company and MBNK Capital Trust I. The Bank operates under the Berks County Bank, Heritage Bank and Main Street Bank divisions. The Bank is a Pennsylvania-chartered bank and member of the Federal Reserve System.

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

 MARKET OVERVIEW

         At December 31, 2000, the Bank operated 42 full service branches in Berks, Bucks, Chester, Dauphin, Lehigh, Montgomery, Northhampton and Schuylkill Counties in Pennsylvania as well Hunterdon County, New Jersey.

PRODUCTS AND SERVICES

         The Bank offers a range of commercial and retail banking services to its customers, including personal and business checking and savings accounts, certificates of deposit, residential mortgages, consumer and commercial loans, and private banking services. The Bank also performs personal, corporate, pension and other fiduciary services through its Trust and Investment Services division. In addition, the

Bank provides safe deposit boxes, traveler's checks, credit cards, wire transfer of funds, ACH (Automated Clearing House) origination, internet banking and other typical banking services. The Bank is a member of the MAC/Plus network. This membership provides customers with access to automated teller machines worldwide.

         The Company continues to update its product offerings in order to remain competitive. The Company intends to offer discount brokerage services, 401(k) and employee benefit plans, alternate investment services and general insurance products in the next six to twelve months.

SUPERVISION AND REGULATION
         Various requirements and restrictions under the laws of the United States and the Commonwealth of Pennsylvania affect the Company and the Bank.

General
         The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company's activities and those of its subsidiaries are limited to the business of banking and activities closely related or incidental to banking and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB.

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

         Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support the bank, i.e., to downstream funds to the bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Safe and Sound Banking Practices

         The FRB has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

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

         The payment of dividends to the Company by the Bank may also be affected by other regulatory requirements and policies. If, in the opinion of the FRB, the Bank is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), the FRB may require, after notice and hearing, that the Bank cease and desist from such practice. The FRB has formal and informal policies providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

         On July 25, 2000, the Company and the Bank entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Philadelphia ("Reserve Bank") and the Pennsylvania Department of Banking (the "Department"). The MOU is not a formal supervisory action by the Reserve Bank or the Department. The MOU addresses perceived regulatory concerns identified by the Reserve Bank as a result of its combined regulatory examination of the Company and the Bank as of December 31, 1999. Under the MOU, the Company and the Bank may declare and pay corporate dividends, out of funds legally available for the payment of dividends, after prior notice to the Reserve Bank and the Department. Since the signing of the MOU, the Reserve Bank has approved payment of the Company's quarterly dividends to shareholders. The MOU is discussed in greater detail in the Company's Management's Discussion and Analysis of Financial Condition set forth elsewhere in this Annual Report on Form 10-K.

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

         As part of the legislation, a new formula was adopted whereby BIF insured institutions, such as the Bank, would be required to share in the burden of repayment of the FICO bonds issued to finance the FSLIC in the 1980s. Commencing in calendar year 1997, the only deposit insurance cost for most well-capitalized, well-managed BIF insured and SAIF insured institutions was the FICO bond payments. For years 1997 through 1999, SAIF insured institutions paid approximately 6.5 cents per $100 in deposits toward the FICO bond payments while BIF insured institutions paid approximately 1.22 cents per $100 in deposits. From the year 2000 to 2017, both SAIF insured institutions and BIF insured institutions will be assessed at the same rates to fund the remaining debt service on the FICO bonds. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately 2.1 cents per $100 annually for assessable deposits. The assessments are adjusted quarterly to reflect changes in the bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

Gramm-Leach-Bliley Financial Modernization Act of 1999

         Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. On November 12, 1999, however, the Gramm-Leach-Bliley Act was signed into law which permits bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become "financial holding companies" which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. A bank holding company may become a financial holding company under the new statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company which does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

         While the FRB will serve as the "umbrella" regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

         Under the Gramm-Leach-Bliley Act, among the activities that will be deemed "financial in nature" for "financial holding companies" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which FRB determines to be closely related to banking, and certain merchant banking activities.

Privacy

         Under the Gramm-Leach-Bliley Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

    - initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

    -   annual notices of their privacy policies to current customers; and

    - a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

         The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

         The Company has not elected to become a financial holding company. The Company believes that the Gramm-Leach-Bliley Act will not have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets that the Company currently serves.

Consumer Protection Rules - Sale of Insurance

         In December 2000, pursuant to the requirements of the Gramm-Leach-Bliley Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on October 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure before the completion of the sale of an insurance product or annuity that such product:

    - is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

    - is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

    -   has certain risks of investment, including the possible loss of value.

         The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

ABC MORTGAGE COMPANY

         The Bank owns an 80% interest in ABC Mortgage Company, a Pennsylvania business trust. The remaining 20% is owned by a mortgage banking affiliate of the local Century 21 Advance Realty real estate franchise. As a majority-owned subsidiary of the Bank, ABC Mortgage Company is authorized to engage in full service mortgage banking in Pennsylvania. During the latter half of 2000, ABC Mortgage Company ceased operations and the Bank plans to dissolve the business trust in 2001. The overall activity of ABC Mortgage Company in 1999 and 2000 was immaterial in relation to the Company taken as a whole.

NET MORTGAGE COMPANY

         The Bank owns a 75% interest in Net Mortgage Company, a Pennsylvania business trust. The remaining 25% is owned by a Berkshire Real Estate Network, Inc. As a majority-owned subsidiary of the Bank, Net Mortgage Company is authorized to engage in full service mortgage banking in Pennsylvania. During the latter half of 2000, Net Mortgage Company ceased operations and the Bank plans to dissolve the business trust in 2001. The overall activity of Net Mortgage Company in 1999 and 2000 was immaterial in relation to the Company taken as a whole.

MAIN STREET HOLDINGS

         Main Street Holdings is a wholly-owned subsidiary of the Bank. Main Street Holdings was organized to fully utilize the strengths of state income tax benefits provided to Delaware holding companies under 1902(b)(8) of the Delaware law. Main Street Holdings will provide investment holding services for the Bank, the Company and other related affiliated companies in the consolidated group. These services will include, but will not be limited to, asset/liability management (ALCO), investment monitoring, including call provisions, quality management, liquidity analysis, conformity to the state banking investment regulations and FDIC guidelines. Main Street Holdings commenced operation in 1999.


GRANITE MORTGAGE COMPANY

         In November 1999, the Bank acquired Granite Mortgage Company of Springfield, Virginia. Granite Mortgage Company is a mortgage broker, originating residential mortgages in the Metro D.C. area including

Northern Virginia and Maryland. The Bank purchase price was $1,500,000. On May 12, 2000, the Bank ceased its Virginia mortgage operations and closed Granite Mortgage Corporation due to concerns over its profitability prospects. The Bank recorded a one-time charge of approximately $2.5 million in the second quarter of 2000 to reflect liabilities accrued with respect to the closing of Granite Mortgage Corporation.

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


LOAN PORTFOLIO

         At December 31, 2000 the Bank's loan portfolio consisted of commercial real estate loans, commercial loans, residential one-to-four-family mortgage loans and consumer loans. Commercial loans are primarily made to small businesses and professionals in the form of term loans and for working capital purposes with maturities generally between one and five years. The majority of these commercial loans are collateralized by real estate and further secured by personal guarantees. At December 31, 2000 the Bank had $433.4 million in commercial real estate and commercial loans.

         The Bank's commercial lending staff generates and services commercial and commercial real estate loans generally ranging from $25,000 to $5.0 million. The Bank's philosophy is to develop a total banking relationship with its commercial customers by providing all of their lending, deposit and personal banking needs. New business is generated mostly through referrals from accountants, attorneys, realtors and existing customers.

         The credit risk associated with the Bank's commercial loan portfolio is greater than the credit risk associated with residential real estate lending. However, the Bank believes that this is mitigated by the fact that the majority of the commercial loan portfolio is real estate secured and carries the personal guaranty of the principals. Asset-based loans and unsecured loans account for less than 5% the Bank's loan portfolio.

         The Bank's consumer loan portfolio consists primarily of home equity term loans, home equity lines of credit, installment loans and credit card borrowings. Although consumer lending also entails greater risk than residential lending, the Bank's consumer lending portfolio is largely real estate based and the Bank's experience with home equity lending has been that these loans provide good yields, collateral coverage and repayment history. Credit cards and installment loans, which entail greater risk, account for a small percentage of the loan portfolio (1% and 4%, respectively) because these loans are generally provided only as an accommodation for existing customers or in conjunction with an individual switching his or her entire banking relationship to the Bank. At December 31, 2000, the Bank had $120.7 million in consumer loans, excluding residential mortgages.

         The Bank is one of the larger originators of residential mortgage loans in our market area. This includes all mortgage loans and loans in low and moderate income areas. The Bank is a full service residential lender offering a wide variety of conventional, FHA/VA and alternative credit programs.

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

          The Bank underwrites generally in accordance with secondary market guidelines. Loans in excess of 80% of appraised value are required to have mortgage insurance placed with an appropriate coverage based upon the loan to value ratio. The Bank utilizes private mortgage insurance through several companies and FHA Insurance and VA Guaranty. As a community bank, the Bank recognizes the need to provide home mortgage financing to all segments of the market. In that regard, the Bank does have special community based lending programs that provide financing for home purchases with greater than 80% loan to value ratios without credit enhancement. This special program is reviewed and approved annually by the Board of Directors. At December 31, 2000, the Bank had $196.3 million in residential mortgage loans.

         The Bank is an active participant in the secondary market and sells loans to several investors, the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie MAC"). The Bank originates all mortgage loans directly through employees who are full-time mortgage consultants. The Bank generally does not retain servicing rights on loans sold except for the loans sold to Freddie MAC.

         With respect to commercial real estate loans, the Bank's lending policies are to adhere to the guidelines promulgated by federal regulators. These guidelines outline the permitted loan to value ratios for various types of real estate loans. Loans in excess of the standards are reported to the Company's Board of Directors on a quarterly basis. Such loans totaled less than 4% of the loan portfolio and are typically supported with other collateral and/or guarantees.

         The Company's loans, net of deferred loan fees at December 31, 2000 totaled $838.3 million, an increase of $172.6 million, or 25.9%, compared to net loans at December 31, 1999 of $665.7 million. This follows an increase of $125.1 million, or 23.1%, from the $540.6 million amount of net loans at December 31, 1998. These increases reflect continued loan demand from the Company's target customers.

         The following table sets forth the Company's loans by major categories as of the dates indicated.

                                                         At December 31,
                                     ----------------------------------------------------
                                       2000       1999       1998       1997       1996
                                     ----------------------------------------------------
                                                       (In thousands)
    Commercial, Financial and
      Agricultural                   $433,365   $337,751   $280,107   $222,050   $178,021
    Real estate - construction         87,576     52,251     16,624     15,091     10,662
    Real estate - mortgage            196,313    182,137    171,268    175,978    152,139
    Consumer Loans to individuals     120,651     92,764     71,926     70,077     62,092
                                     --------   --------   --------   --------   --------
                                      837,905    664,903    539,925    483,196    402,914

    Less deferred loan fees (costs)      (442)      (824)      (692)      (380)        52
                                     --------   --------   ---------   --------   -------
          Total loans                $838,347   $665,727   $540,617   $483,576   $402,862
                                     ====================================================


Loan Maturity and Interest Rate Sensitivity


         The amount of loans outstanding by category as of December 31, 2000, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.


                                                                      At December 31, 2000
                                             -----------------------------------------------------------------
                                                                More Than
                                                                One Year
                                             One Year            Through            Over               Total
                                              or Less          Five Years         Five Years           Loans
                                             --------           --------           --------           --------
                                                                   (Dollars in Thousands)
Commercial                                   $204,694           $129,173           $ 99,301           $433,168
Construction                                   64,548                987             22,041             87,576
Mortgage                                       39,671            121,865             34,358            195,894
Consumer                                       87,037             18,959             15,713            121,709
                                             --------           --------           --------           --------
  Total (1)                                  $395,950           $270,984           $171,413           $838,347
                                             ========           ========           ========           ========

Loans with fixed rate                        $ 85,228           $190,405           $155,134           $430,767
Loans with floating rate                      310,722             80,579             16,279            407,580
                                             --------           --------           --------           --------
  Total (1)                                  $395,950           $270,984           $171,413           $838,347
                                             ========           ========           ========           ========

Percent composition by maturity                 47.23%             32.32%             20.45%            100.00%
                                             ========           ========           ========           ========

Fixed rate loans as a percentage
  of total loans maturing                       10.17%             22.71%             18.50%             51.38%
                                             ========           ========           ========           ========

Floating rate loans as a percentage
  of total loans maturing                       37.06%              9.61%              1.95%             48.62%
                                             ========           ========           ========           ========


------------

(1)      Includes deferred loan fees

         In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

         At December 31, 2000, 51.4% of total loans were fixed rate compared to 53.6% at December 31, 1999. For additional information regarding interest rate sensitivity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management."

Credit Quality

         The Company's written lending policies require credit analysis, underwriting and loan documentation standards to be met prior to funding any loan. After loans have been approved and funded, continued periodic review is required. In addition, due to the secured nature of residential mortgages and the smaller balances of consumer loans, sampling techniques are used on a continuing basis for credit reviews in these loan areas. The Company has a policy to generally discontinue accrual of interest income within ten days following the month end in which a loan becomes 90 days past due in either principal or interest. In addition, if circumstances warrant, accrual of interest may be discontinued prior to 90 days. In all cases, any payments received on non-accrual loans are credited to principal until full recovery of past due payments has been recognized, and the loan is not restored to accrual status until the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Loans are charged off, in whole or in part, upon determination that a loss is anticipated. Non-accrual and large delinquent loans are reviewed monthly to determine potential losses.

         The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                                At December 31,
                                          --------------------------------------------------

                                          2000       1999        1998       1997       1996
                                          ----       ----        ----       ----       ----
                                                         (Dollars in thousands)
    Loans accruing, but past due
    90 days or more                      $  430     $  513     $  867      $1,293     $  460

    Total non-accrual loans               7,700      5,323      7,353       4,878      3,496

    Restructured loans                       94        106        113          73         79
                                         ------     ------     ------      ------     ------

    Total non-performing loans (1)        8,224      5,942      8,333       6,244      4,035

    Foreclosed real estate                  959        459        401         465      1,183
                                        -------     ------     ------         ---     ------

    Total non-performing
     assets (2)                          $9,183     $6,401     $8,734      $6,709     $5,218
                                         ======     ======     ======      ======     ======


    Non-performing loans as a
     percentage of total loans,
     net of unearned income                0.98%      0.89%      1.54%       1.29%      1.00%
                                            ===       ====       ====        ====       ====

    Non-performing assets as a
     percentage of total assets            0.61%      0.43%      0.75%       0.82%      0.78%
                                           ====       ====       ====         ===       ====

--------------------

(1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due which are insured for credit loss, and (iii) restructured loans.

(2) Nonperforming assets are comprised of non-performing loans and foreclosed real estate.

         The following summary shows the impact on interest income of nonaccrual and restructured loans for the periods indicated:

                                              Year Ended December 31,
                                           -----------------------------
                                           2000        1999         1998
                                           -----------------------------
                                               (Dollars in thousands)
    Interest income that would have
      been recorded had the loans
      been in accordance with their
      original terms                       $537        $422         $605

    Interest income included in net
      income                                180         153          126

         Restructured loans are loans whose terms have been modified, because of a deterioration in the financial position of the borrower, to provide for a reduction of either interest or principal. At December 31, 2000, there were two restructured loans in the amount of $94,000.

         At December 31, 2000, the Company had no foreign loans. The Company did have loan concentrations exceeding 10% of total loans to Non-Residential Building Operators in the amount of $91.8 million, or 11.0%, of total loans. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

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

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2000, all identified potential problem loans were included in the non-performing assets table, except for $26.7 million of loans included on the Bank's internal watch list.

         The Bank had no credit exposure to "highly leveraged transactions" at December 31, 2000, as defined by the Federal Reserve Bank of Philadelphia ("FRB").

ALLOWANCE FOR LOAN LOSSES

         A detailed analysis of the Company's allowance for loan losses for each of the years in the five year period ended December 31, is as follows:

                                                                   Years Ended December 31,
                                        --------------------------------------------------------------------
                                          2000           1999            1998          1997           1996
                                        --------       --------       --------       --------       --------
                                                                    (Dollars in thousands)
 Balance at beginning of year:          $  7,002       $  7,222       $  5,738       $  5,072       $  4,883

  Charge-offs:
    Commercial                             1,374            309            207             97            497
    Real estate-mortgage                     574          1,216            440            300            344
    Consumer                                 407            435            302            308            154
                                        --------       --------       --------       --------       --------

      Total Charge-offs                 $  2,355       $  1,960       $    949       $    705       $    995
                                        --------       --------       --------       --------       --------

  Recoveries:
    Commercial                                72            111             59            128            236
    Real estate-mortgage                     232            350             84             56             29
    Consumer                                  95             62             80             47             52
                                        --------       --------       --------       --------       --------

      Total recoveries                  $    399       $    523       $    223       $    231       $    317
                                        --------       --------       --------       --------       --------

  Net charge-offs                          1,956          1,437            726            474            678
  Provision for loan losses                4,625          1,217          2,210          1,140            867
                                        --------       --------       --------       --------       --------

Balance at end of year                  $  9,671       $  7,002       $  7,222       $  5,738       $  5,072
                                        ========       ========       ========       ========       ========

Average loans outstanding (1)           $757,044       $595,032       $517,944       $444,839       $357,831
                                        ========       ========       ========       ========       ========
Allowance as a percent of each
    of the following:
  Total loans, net of
    unearned income                         1.15%          1.05%          1.34%          1.19%          1.26%
   Total non-performing loans             117.59%        117.84%         86.67%         91.90%        125.70%

As a percent of average loans (1):
  Net charge-offs                           0.26%          0.24%          0.14%          0.11%          0.19%
  Provision for loan losses                 0.61%          0.20%          0.43%          0.26%          0.24%


                   -------

(1)      Includes non-accruing loans

         Main Street Bank's Allowance for Loan and Lease Loss ("ALLL") Methodology includes a detailed analysis of the loan portfolio, to be performed on a regular and ongoing basis. During the fourth quarter of 2000, management adopted changes in the Loan Loss Reserve Policy and the ALLL methodology. All loans are considered, whether individually or grouped as homogeneous pools. Loans to be evaluated for impairment on an individual basis are done so in accordance with FASB 114, ("Accounting by Creditors for Impairment of a Loan"). The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis according to FASB 5, ("Accounting for Contingencies"). All known internal and external factors that are relevant are considered when determining the collectibility of loans. This methodology is applied consistently, but may be modified for new factors affecting collectibility of loans.

The particular risks inherent with different kinds of lending are considered. Collateral values, less the costs to sell and other carrying expenses are considered where appropriate. The ALLL methodology includes clear explanations of the supporting analyses and rationale, and is based on current and reliable data. It includes a systematic and logical method to consolidate the loss estimates and ensures that the ALLL balance is recorded in accordance with accounting principals generally accepted in the United States of America.

For the ALLL process, Main Street Bank stratifies its commercial loan portfolio by industry groups, using a range of Standard Industry Classification (SIC) codes for identification purposes. Loss factors are assigned for each group based on qualitative and quantitative factors, which are identified in the methodology below. Specific commercial loans identified as impaired due to nonaccrual status, are assigned a separate allocation in accordance with FASB 114, if a shortfall is indicated. Other commercial loans individually evaluated under FASB 114, but not considered individually impaired, are grouped in a category with an assigned loss factor, as per FASB 5. Loans of this type do not require a specific allocation.

The Fair Value of Collateral method is used to measure impairment in secured loans. Measuring the fair market value of real estate collateral takes into account the appraised value, the age of the appraisal if a new appraisal or update has not been obtained, any valuation assumptions used, estimated costs to sell, and trends in the market since the appraisal date. The Asset Recovery Department provides any estimated costs to sell or other information pertinent in determining the valuation, including estimates of collateral value based upon similar properties or locations, as well as previous liquidation experience. For other types of collateral, such as business assets, vehicles, or equipment, the measurement includes the most recent financial statements available, appraisals, publications such as NADA book values, or any other information available to arrive at a legitimate value. The Asset Recovery Department provides credit memos and other written information for the credit file and for the Loan Review Department in an effort to stay abreast of fair market values.

The Present Value of Future Cash Flows method is used to measure impairment for unsecured loans, or loans where the collateral value is immaterial or cannot be reasonable estimated. The Loan Review Department makes this determination based on existing financial statements in file, and the required payment amounts based upon the loan documentation, discounted by the contractual rate of interest. The Asset Recovery Department provides documentation for any special arrangements such as forbearance agreements, to help determine the present value of future cash flows.

Residential mortgages, home equity loans, installment loans, credit cards, and ready cash loans are grouped in pools and have an appropriate loss factor based on internal historical loss rates, delinquency, charge-offs and recoveries, underwriting standards, lending policies and procedures, and other environmental factors such as changes in the local and national economy, market fluctuations, etc. Loss factors are assigned for each group based on qualitative and quantitative factors, which are identified below. The summary of allocations realized from the analysis of impaired commercial loans according to FASB 114, and the analysis of reserves for homogeneous pools of loans according to FASB 5, represents the determination process used by Main Street Bank, which results in a recommended ALLL.

Management maintains an ALLL balance that is deemed adequate based on the findings of the determination process and will adjust the overall ALLL by either increasing or decreasing the provision for ALLL on a quarterly basis. In addition, the bank shall maintain a "reserve for general risk" to be maintained between 5% and 20% of the actual Loan Loss Reserve allocation, based upon credit quality trends, loan volume, recent loss experience, and general economic trends.

A detailed allocation of the allowance for loan losses for each of the five years ended December 31 follows. The increase in the allocation for real estate
- construction is due to the identification and correction of SIC codes at December 31, 2000, as well as new loan growth in this area.

                                                                  AT DECEMBER 31,
               ------------------------------------------------------------------------------------------------------------------

                                   2000                 1999               1998                 1997                1996
               ------------------------------------------------------------------------------------------------------------------

                                       Percent             Percent             Percent              Percent              Percent
                                       of Loans            of Loans            of Loans             of Loans             of Loans
                                       in Each             in Each             in Each              in Each              in Each
                                      Category             Category            Category             Category            Category
                             Amount   to Loans     Amount  to Loans    Amount  to Loans    Amount   to Loans    Amount   to Loans
                             ------   ---------    ------  --------    ------  --------    ------   --------    ------   --------
                                                                       (Dollars in thousands)
Allocation of
    allowance for
    loan losses:

    Commercial, financial
       and agricultural      $5,902    51.67%     $4,661     50.78%  $4,124    51.85%     $1,819    46.06%    $1,398    44.17%
    Real Estate -
       Mortgage                 698    23.37%        978     27.29%     981    31.67%        689    36.31%       509    37.72%
    Real Estate -
       Construction           1,066    10.45%        290      7.84%      72     3.15%         56     3.11%        73     2.73%
    Consumer loans
       to individuals           938    14.51%        699     14.09%     544    13.33%        709    14.52%       292    15.38%
    Unallocated               1,067                  374              1,501                2,465               2,800
                             ------               ------             ------               ------              ------

    Total                    $9,671   100.00%     $7,002    100.00%  $7,222   100.00%     $5,738   100.00%    $5,072   100.00%
                             ======               ======             ======               ======              ======


SECURITIES PORTFOLIO

         The Company's securities portfolio is intended to provide liquidity, help manage interest rate risk and contribute to earnings without exposing the Company to credit risk. During 2000, the securities portfolio decreased $166.9 million from $700.0 million at December 31, 1999 to $533.1 million at December 31, 2000. The Company elected to sell approximately $230.0 million in primarily long-term government agency and municipal securities and incur security losses of $7.0 million as part of a plan to restructure the balance sheet to decrease interest rate risk volatility in changing interest rate environments and enhance net interest margin.

         A summary of securities available for sale and securities held to maturity at December 31, 2000, 1999 and 1998 follows:

                                                 Securities                             Securities
                                             Available for Sale                      Held To Maturity
                                              at December 31,                         at December 31,
                                  ------------------------------------      ---------------------------------
                                    2000           1999         1998          2000          1999       1998
                                    ----           ----         ----          ----          ----       ----
                                              (In Thousands)                          (In Thousands)
    U.S. Treasury                 $     --      $ 29,464      $  9,256      $     --      $     --      $--
    U.S. Government agencies        89,300       130,251       192,705       121,658       121,657       --
    State and municipal            196,903       190,937       233,615        37,193       139,505       --
    Mortgage-backed and asset-
    backed securities (1)           59,874        67,570        57,583         9,171           598       --
    Other securities (2)            19,077        46,945        39,491            --            25       25
                                  --------      --------      --------      --------      --------      ---

    Total Amortized Cost of
      Securities                  $365,154      $465,167      $532,650      $168,022      $261,785      $25
                                  ========      ========      ========      ========      ========      ===

    Total Fair Value of
      Securities                  $365,043      $438,173      $534,526      $163,969      $235,829      $25
                                  ========      ========      ========      ========      ========      ===

(1) All of these obligations consist of U.S. Government Agency issued securities.

(2) Comprised mostly of FHLB stock, Federal Reserve Bank stock and Pennsylvania community bank stocks.

         The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2000. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.

                                                             Available for Sale
                                                              December 31, 2000
                                                              -----------------
                                                            (Dollars in Thousands)

                                                After 1 Year     After 5 Years
                                                    But               But              After 10 Years
                             Within 1 Year     Within 5 Years    Within 10 Years   or no maturity (1)        Total
                             -------------    ----------------   ----------------   ----------------    ----------------
                             Amount  Yield     Amount    Yield   Amount     Yield    Amount    Yield     Amount    Yield
                             -------------    ----------------   ----------------   ----------------    ----------------
Amortized Cost:
  U.S. Treasury Securities   $   --     --%   $    --       -%   $    --       --%  $     --      --%   $     --      --%
  U.S. Government Agencies       --     --     15,000    7.053    60,700    7.305     13,600   7.124      89,300   7.235
  State and Municipal            --     --         --       --        --       --    196,903   7.232     196,903   7.232
  Mortgage-backed and
    asset-backed
    securities                   --     --         --       --         6    7.500     59,868   7.200      59,874   7.200
  Other Securities               --     --         25    7.500        --       --     19,052   7.239      19,077   7.239
                             ------  -----    -------    -----   -------    -----   --------   -----    --------   -----
  Total securities
    available for sale       $   --     --%   $15,025    7.054%  $60,706    7.305%  $289,423   7.221%   $365,154   7.228%
                             ======  =====    =======    =====   =======    =====   ========   =====    ========   =====


                                                         Held to Maturity
                                                        December 31, 2000
                                                        -----------------
                                                      (Dollars In Thousands)

                                             After 1 Year   After 5 Years
                                                 But              But           After 10 Years
                           Within 1 Year    Within 5 Years  Within 10 Years   or no maturity (1)        Total
                          ---------------   --------------  ---------------   ------------------   ----------------
                          Amount    Yield   Amount  Yield   Amount   Yield    Amount      Yield    Amount    Yield
                          ---------------   -------------   --------------   ------------------   ----------------
Amortized Cost:
  U.S. Treasury
    Securities            $   --      --%  $    --     --%  $   --      --%  $     --        --%       --      --%
  U.S. Government
    Agencies                  --      --        --     --       --      --    121,658     6.581    121,658   6.581
  State and Municipal         --      --        --     --       --      --     37,193     7.155     37,193   7.155
  Mortgage-backed and
    asset-backed
    securities                --      --        --     --       --      --      9,171     7.949      9,171   7.949
  Other Securities            --      --        --     --       --      --         --       --          --      --
                          ------    -----   ------  -----   ------   -----   ---------    -----   --------   -----
  Total securities
    Held to maturity      $    0        0%  $    0      0%  $    0       0%  $ 168,022    6.783%  $168,022   6.783%
                          ======    =====   ======  =====   ======   =====   =========    =====   ========   =====

(1) The majority of the securities listed in this category are callable or likely to repay within five years.

         The Company maintains a securities portfolio for the secondary application of funds as well as a secondary source of liquidity. At December 31, 2000, securities having an amortized cost of $193.8 million were pledged as collateral for public funds and other purposes as required or permitted by law.

         Neither the Company nor the Banks held securities of any one issuer, excluding U.S. Treasury and U.S. Government Agencies, that exceeded 10% of stockholders' equity at December 31, 2000 or any prior period end.

DEPOSIT STRUCTURE

         The following is a distribution of the average balances of the Bank's deposits and the average rates paid thereon for the years ended December 31, 2000, 1999 and 1998.

                                                 Year Ended December 31,
                               -------------------------------------------------------
                                       2000                1999               1998
                               ----------------     ----------------  ----------------
                                Amount    Rate      Amount     Rate    Amount     Rate
                               --------   -----     -------    -----  --------   -----
                                                (Dollars in thousands)
Demand--non-interest bearing  $ 127,192   ----%    $103,805    ----%  $ 72,866   ----%
Demand--interest-bearing        139,708   3.33%     110,771    3.02%    62,915   1.67%
Savings                         377,952   3.94%     328,123    3.36%   278,860   3.75%
Time deposits                   509,568   5.83%     376,985    5.34%   290,147   5.43%
                             ----------   ----     --------    ----   --------   ----

  Total deposits             $1,154,420   4.26%    $919,684    3.75%  $704,788   3.87%
                             ==========   ====     ========    ====   ========   ====

         The following is a breakdown, by maturities, of the Bank's certificates of deposit issued in denominations of $100,000 or more as of December 31, 2000.

                                             December 31, 2000
                                             -----------------
                                               (In thousands)

                                                   CD's
                                                 -------
Maturing in:

Three months or less                             $28,543
Over three through six months                     20,831
Over six through twelve months                    22,819
Over twelve months                                27,781
                                                 -------

  Total                                          $99,974
                                                 =======

Long-Term Debt and Other Borrowed Funds

         The Bank maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were approximately $3.5 million and $4.9 million at December 31, 2000 and 1999.

         The Bank had other short-term borrowings from the FHLB at December 31, 1999 in the amount of $202.7 million, which were due in 2000, at an average interest rate of 5.30%. There were no other short-term borrowings from the Federal Home Loan Bank at December 31, 2000.

      The Bank enters into agreements with customers as part of its cash management services where the Bank sells securities to the customer overnight with the agreement to repurchase them at par. Securities sold under these agreements generally mature one day from the transaction date. The securities underlying all of these agreements were under the Bank's control. Borrowings under these agreements totalled $15.2 million and $10.1 million at December 31, 2000 and 1999, respectively. In addition, the Bank had repurchase agreements with other institutions in the amount of $56.8 million at December 31, 1999. Borrowings under these agreements have terms ranging from one to three months and are collateralized by certain investment securities.

     The following table sets forth information regarding short-term borrowings at and for the periods ended December 31, 2000, 1999 and 1998.

                                                  2000        1999       1998
                                                --------    --------    --------
                                                        (In Thousands)
Short-term advances from the FHLB
  bearing interest at a weighted
  average rate of 5.15% and 4.95%
  as of December 31, 1999 and 1998,
  respectively: ...............................   $   --     $202,675   $ 81,200

Securities sold under agreements to
  repurchase at a weighted average
  rate of 5.67%, 5.75% and 4.59% as
  of December 31, 2000, 1999, and 1998,
  respectively: ...............................     15,198     66,905      4,228
                                                  --------   --------   --------

                                                  $ 15,198   $269,580   $ 85,428
                                                  ========   ========   ========

 Maximum amount of short-term advances
   from the FHLB outstanding at any
   month-end during the years ended
   December 31, 2000, 1999, and 1998: .........   $199,873   $202,675   $ 81,200

 Maximum amount of securities sold
   under agreements to repurchase
   outstanding at any month-end during
   the years ended December 31, 2000,
   1999, and 1998: ............................    111,525     66,905      4,228
                                                  --------   --------   --------

                                                  $311,398   $269,580   $ 85,428
                                                  ========   ========   ========

Average amount of short-term advances
  outstanding during the years ended
  December 31, 2000, 1999 and 1998 at
  weighted average interest rates of
  6.37%, 5.30% and 5.59%, respectively ........   $133,962   $158,356   $ 40,766

Average amount of securities sold under
  Agreements to repurchase outstanding
  during the years ended December 31,
  2000, 1999 and 1998 at weighted
  average interest rates of 5.90%, 4.99%
  and 4.42%, respectively: ....................     40,154     24,243      3,800
                                                  --------   --------   --------

                                                  $174,116   $182,599   $ 44,566
                                                  ========   ========   ========

     The Bank's maximum borrowing capacity with the FHLB is approximately $402,000,000 at December 31, 2000. Advances from the FHLB are required to be secured by qualifying assets of the Banks.

ITEM 2. PROPERTIES

     The Company's headquarters are located at 601 Penn Street, Reading, Pennsylvania. At December 31, 2000, the Bank operated 42 full service community banking offices. Of the forty-two banking offices, 18 are owned, 5 are land leases only and 19 are building and land leases from independent owners.


ITEM 3. LEGAL PROCEEDINGS

     The Company and the Bank are , from time to time, a party (plaintiff or defendant) to lawsuits that are in the normal course of the Company's and the Banks' business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and the Bank, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and the Bank.

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

                                                             Dividends
          Year        Quarter        High          Low       Per Share
          ----        -------        ----          ---       ---------
          2000          4th          8-5/16        5-3/8       $0.05
                        3rd          9-1/8         7-3/4        0.14
                        2nd         10-1/2           8          0.14
                        1st         10-15/16       8-5/8        0.14
          1999          4th         13-3/8         9-7/16      $0.14
                        3rd         14-1/2        11-5/8        0.14
                        2nd         17-1/4        14-1/16       0.14
                        1st         18-3/4        14-7/8        0.14


     At March 19, 2001, the total number of holders of record of the Company's common shares was approximately 7,000.

     For certain limitations on the Banks' abilities to pay dividends to the Company, see "Description of Business - Supervision and Regulation" hereof and
Note 17 to "Notes to Consolidated Financial Statements."

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                               At or for the
                                                                                            Year ended December 31,
                                                                     ---------------------------------------------------------------
                                                                        2000           1999          1998        1997         1996
                                                                     ---------------------------------------------------------------
Income Statement Data:
      Total interest income                                            $105,307        $85,889      $65,719     $54,463      $41,809
      Total interest expense                                             65,587         49,502       33,264      25,978       18,654
                                                                     ---------------------------------------------------------------
      Net interest income                                                39,720         36,387       32,455      28,485       23,155
      Provision for loan losses                                           4,625          1,217        2,210       1,140          867
      Other income                                                        3,812          6,820       10,301       4,535        3,559
      Other expenses                                                     48,790         36,617       25,092      19,234       16,536
      Federal income taxes (benefit)                                     (7,008)        (2,574)       3,711       3,317        2,428
                                                                     ---------------------------------------------------------------

      Net income                                                       $ (2,875)        $7,947      $11,743      $9,329       $6,883
                                                                     ===============================================================

      Operating Income (1)                                               $8,506         $9,397      $10,307      $9,093       $6,883
                                                                     ===============================================================

Per Share Data:
      Earnings per share (1)(2)
         Basic                                                          $ (0.27)        $ 0.76       $ 1.13      $ 1.02       $ 0.82
         Diluted                                                          (0.27)          0.76         1.12        1.00         0.82
      Operating Earnings Per Share (1)(2)                                  0.81           0.90         0.98        0.98         0.82
      Cash dividends declared per share(2)                                 0.47           0.56         0.49        0.36         0.30
      Book value per share (2)(3)                                          8.35           7.54         9.14        8.60         7.16

Balance Sheet Data:
      Total assets                                                   $1,496,144     $1,496,747   $1,158,541    $813,863     $666,476
      Total loans, net                                                  828,676        658,725      533,395     477,838      397,790
      Total securities                                                  533,065        699,958      534,551     280,020      203,236
      Total deposits                                                  1,310,324      1,024,516      818,550     626,760      518,567
      Borrowings                                                         78,676        359,434      221,072      84,758       81,120
      Junior subordinated deferrable interest debentures                 10,000         10,000            -           -            -
      Total stockholders' equity                                        $87,437        $78,778      $94,912     $88,720      $59,785

Performance Ratios:
      Return on average assets                                           (0.19)%         0.61%        1.28%       1.28%        1.22%
      Return on average stockholders' equity                             (3.60)%         9.02%       12.34%      13.16%       12.05%
      Net interest margin (4)                                             3.28%          3.53%        4.03%       4.30%        4.54%
      Efficiency ratio                                                   72.20%         69.43%       56.55%      56.61%       59.39%

Asset Quality Ratios:
      Allowance for loan losses as a percentage of loans                  1.15%          1.05%        1.34%       1.19%        1.26%
      Allowance for loan losses as a percentage of
         non-performing loans(5)                                        117.59%        117.84%       86.67%      91.90%      125.70%
      Non-performing loans as a percentage of total loans, net (5)        0.98%          0.89%        1.54%       1.29%        1.00%
      Non-performing assets as a percentage of total assets (5)           0.61%          0.43%        0.75%       0.82%        0.78%

Capital Ratios:
      Tier 1 capital to risk-weighted assets (6)                         10.15%         13.38%       14.83%      17.56%       14.81%
      Leverage ratio (6)(7)                                               6.46%          7.43%        8.70%      10.93%        9.81%
      Total capital to risk-weighted assets (6)                          11.18%         14.28%       15.97%      18.72%       16.06%



     (1) Operating Earnings and Operating Earnings Per share exclude special charges, security gains and losses, and other one-time charges, net of taxes.

     (2) Per common share data are adjusted for all stock dividends and stock splits effected through December 31, 2000.

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

     (6) Based on Federal Reserve Board risk-based capital guidelines, as applicable to the Company.

     (7) The leverage ratio is defined as Tier 1 capital to average total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Main Street Bancorp, Inc. (the "Company"), is a $1.5 billion holding company in which its banking subsidiary, Main Street Bank, currently operates 42 offices in 9 counties through its divisions - Berks County Bank in Berks County, Heritage Bank in Schuylkill and Dauphin Counties and Main Street Bank in Chester, Lehigh, Montgomery, Bucks, and Northhampton Counties within Pennsylvania and Hunterdon County, New Jersey. The Company was formed in May 1998 upon the completion of a merger between Reading-based Berks County Bank, which was founded in 1987 and Pottsville-based Heritage National Bank, which was founded in 1828.

On July 25, 2000, the Company and the Bank entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Philadelphia ("FRB") and the Pennsylvania Department of Banking (the "Department"). The MOU is not a formal supervisory action by the FRB or the Department. Generally, the MOU addresses perceived regulatory concerns identified by the FRB as a result of its combined examination of the Company and the Bank and its information systems and transfer agent examinations of the Bank, all as of December 31, 1999. The Company and the Bank agreed in the MOU to: establish a risk management program; revise its ALCO policies, limits, and procedures; develop a contingency liquidity plan; develop an interest rate-risk plan; conduct a risk assessment relating to internet banking; develop a comprehensive strategic plan and budget; take certain corrective actions with respect to loan policies, and credit management; take various actions with respect to information systems; and take certain corrective actions with respect to transfer agent activities. The management and Directors of the Company and the Bank also agreed to establish an asset liability committee and a compliance committee of at least three (3) outside directors and to engage an outside consultant to evaluate management's interest rate models and the strategies used to monitor interest rate risk. The agreement establishes a schedule for compliance and requires additional regulatory reporting by the Company and the Bank. Under the MOU, the Company and the Bank may declare and pay corporate dividends, out of funds legally available for the payment of dividends, after prior notice to the FRB and the Department. Since the signing of the MOU, the FRB has approved payment of the Company's quarterly dividends. The Company may incur additional debt and the Company may redeem its own stock with prior written approval from the FRB and the Department. The Company and the Bank continue to take those actions necessary to comply with their respective obligations under the MOU.

The year 2000 was a transition period for the Company as evidenced by an executive management reorganization, the closing and sale of a business subsidiary and retail branches and the restructuring of the balance sheet, which were implemented to achieve long-term shareholder value. The management reorganization resulted in the rebuilding of the management team during the second half of the year. Additionally, during the year the Company closed the Granite Mortgage Corporation, a wholly-owned subsidiary based in Virginia, resulting from the lack of current and projected profitability. The Company's assessment of the profitability and strategic fit of all retail branches resulted in two branches closing during the fourth quarter, another branch being sold and charges taken on two additional branches that will either be sold or closed during 2001. Finally, the Company restructured the balance sheet by selling $230 million in long-term government agencies and municipal securities which was used to pay down $256 million in short-term debt, thereby reducing interest rate risk and enhancing the net interest margin while providing an increased concentration of higher-yielding loans relative to the total level of assets. The Company's strategic direction places an increased emphasis on profitability rather than growth.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and is intended to assist in understanding and evaluating the major changes in the financial condition and results of operations of the Company.

Financial Condition Highlights

The Company maintained its total asset base of $1.5 billion at December 31, 2000, compared to December 31, 1999. Despite the asset size remaining constant, the Company made significant strides to restructure its balance sheet during the year ended December 31, 2000. The transition resulted in an increased concentration of higher yielding assets and less reliance on investment securities and borrowed funds. The sale of over $230 million in investment securities, and increases in deposits enabled the Company to pay off short-term debt of $256 million and Federal Home Loan Bank of Pittsburgh ("FHLB") long-term debt of $25 million. The retail deposit growth of 28% allowed the Company to increase its loan portfolio in excess of $170 million. Stockholders' equity increased $8.6 million, or 11%, during the year due entirely to the improvement in net unrealized losses on securities available for sale.

Cash and amounts due from banks, interest-bearing deposits (which are held at Federal Home Loan Bank of Pittsburgh, "FHLB") and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $12.5 million to $63.0 million at December 31, 2000. Proceeds from security sales were invested in interest-bearing deposits at year-end pending reinvestment into other securities.

Total investment securities decreased $166.9 million, or 23.8%, from $700.0 million at December 31, 1999, to $533.1 million at December 31, 2000. The decrease was substantially due to the sale of approximately $230.0 million in primarily long-term government agency and municipal securities, partially offset by the purchase of approximately $67 million in securities, most of which were callable government agencies. The Company incurred security losses of $7.0 million as part of a plan to restructure the balance sheet to decrease interest rate risk volatility in changing interest rate environments and enhance the net interest margin. On October 1, 2000, the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," and, as permitted by the Statement, the Company transferred securities with an amortized cost of $102.1 million and net unrealized losses of approximately $4.9 million from the held to maturity to the available for sale category. Other than the transfer of securities, the adoption of the FAS 133 had no material effect on the Company's financial statements. The Company also transferred securities with an amortized cost of approximately $10.9 million from available for sale to held to maturity. These securities were transferred at their fair market value on the date of transfer, which was $1.7 million less than the amortized cost. The difference of $1.1 million, net of taxes of $574,000, is included in accumulated other comprehensive income and is being amortized over the remaining contractual life of the respective securities.


Loans receivable, net of allowance for loan losses of $9.7 million at December 31, 2000, and $7.0 million at December 31, 1999, increased to $828.7 million at December 31, 2000, from $658.7 million at December 31, 1999, an increase of 25.8%. The change was primarily due to an increase in commercial real estate and home equity loans due to the continued favorable economic climate within the Company's markets and several home equity promotions during 2000. Mortgages held for sale decreased from $4.9 million at December 31, 1999, to a zero balance at December 31, 2000. During the second quarter of 2000, the Company elected to sell all of the mortgages classified as held for sale, which at the time of the sale totaled $7.9 million. As a result of this sale, the Company recorded a pretax loss in the income statement of $487,000. The Company elected to sell these fixed rate mortgages, which were 100 to 200 basis points below market rates at the time of the sale, to improve the Company's net interest margin.

Amounts due from mortgage investors decreased from $5.0 million at year-end 1999 to $1.6 million at year-end 2000. These amounts represent loans originated by the Company for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for such investors for periods ranging from three to forty-five days.

Bank premises and equipment, net of accumulated depreciation, decreased slightly from $36.5 million at year-end 1999 to $36.1 million at year-end 2000. The decrease represents depreciation expense, offset by purchases of equipment and furniture.

Accrued interest receivable and other assets declined $7.6 million from $41.2 million at December 31, 1999 to $33.6 million at December

31, 2000. The decrease was due to the recording of a $9.4 million deferred tax asset relating to the accounting requirements of FASB 115 at December 31, 1999, versus a deferred tax asset of $612,000 at December 31, 2000.

Total liabilities of $1.4 billion at December 31, 2000, decreased $9.0 million, or 0.6%, from year-end 1999. During this period, deposits increased by 27.9%, from $1.0 billion at December 31, 1999, to $1.3 billion at December 31, 2000. Non interest-bearing deposits increased 24.9% to $152.8 million at December 31, 2000, from $122.3 million at December 31, 1999, resulting from the Company's continued promotion of free personal and business checking accounts. Interest-bearing checking increased from $137.4 million at December 31, 1999, to $158.1 million at December 31, 2000, an increase of 15.1% while savings deposits increased to $404.7 million at December 31, 2000, from $327.4 million at December 31, 1999, an increase of 23.6%. Time deposits increased from $437.5 million at December 31, 1999, to $594.7 million at year-end 2000, an increase of 35.9%. The growth in these retail deposit products was attributed to the retail branch expansion in 1999 and the various deposit product promotions throughout the year.

Accrued interest payable and other liabilities decreased $14.3 million, or 59.6%, from $24.0 million at December 31, 1999 to $9.7 million at December 31, 2000. Most of the decline in accrued interest payable and other liabilities was due to the recording of $10.5 million in securities payable at December 31, 1999. Accounting rules require companies to record securities purchases at trade date versus settlement date. Also, at December 31, 1999, the Company had recorded $2.6 million in accrued interest payable on debt (total debt was $359.4 million) versus $250,000 at December 31, 2000 (total debt was $78.7 million).

Other borrowed funds decreased $255.7 million, or 93.2%, from $274.4 million at December 31, 1999, to $18.7 million at December 31, 2000. Long-term borrowings from the FHLB decreased $25.0 million, or 29.4%, to $60.0 million at December 31, 2000. The Company was able to pay-down its other borrowed funds and long-term debt from the gathering of retail deposits and the proceeds of the sale of securities as mentioned above.

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

Stockholders' equity increased $8.6 million, or 10.9%, to $87.4 million at December 31, 2000, from $78.8 million at December 31, 1999. The increase resulted from the improvement in net unrealized losses on securities available for sale of $16.4 million which was partially offset by the net loss of $2.9 million and dividends of $5.0 million declared and paid to stockholders during 2000. The decline in unrealized losses occurred in the fourth quarter of 2000 resulting from the Company's sale of $102.1 million in long-term securities and the impact of a decrease in the general interest rate environment.

Results of Operations for the Years Ended December 31, 2000, 1999 and 1998

Overview

The Company's net income (loss) for the year ended December 31, 2000, was ($2.9) million compared to $7.9 million for the year ended December 31, 1999, and $11.7 million in 1998. The 2000 net loss was due to the Company incurring $11.4 million (including realized losses on sales of securities) in after-tax special charges and other one-time charges and income compared to after-tax special charges of $1.5 million in 1999 and $2.0 in 1998. Pre-tax special charges of $6.9 million and other one-time charges of $300,000 for a total of $7.2 million in 2000 consists of $2.0 million in costs related to the closing of Granite Mortgage Company, $3.7 million in severance payments and employee-related costs, and $1.5 million in expenses to close branches and loan production offices and related professional fees. During 1999, the Company incurred a $2.0 million pre-tax charge for change of control payments to two former Heritage Bank executives under agreements with the former Heritage Bancorp, Inc. In 1998, the Company incurred one-time merger related costs of $2.0 million, which consisted primarily of professional fees and related transaction costs. Operating net income, which excludes these special charges and other one-time charges and income, was $8.5 million, $9.4 million and $10.3 million in 2000, 1999 and 1998, respectively. The decline in operating net income from 1999 to 2000 was due primarily to the increased loan loss provision, exclusive of the one-time additional provision of $1.5 million in the fourth quarter of 2000 (see "Provision for Loan Losses"). The increase in tax-equivalent net interest income of $3.8 million and non-interest income of $3.0 million was offset by the increase in operating expenses of $7.0 million related mainly to the retail branch expansion. The decline in operating net income from 1998 to 1999 was due to the retail branch expansion program in 1999. Diluted earnings (loss) per share, as reported, amounted to ($0.27), $0.76 and $1.12 for 2000, 1999 and 1998, respectively. Diluted earnings per share, on an operating basis, were $0.81, $0.90, and $0.98 for 2000, 1999, and 1998, respectively.


Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The table, Average Balances, Average Rates, and Net Interest Margin, provides an analysis of net interest income on a tax-equivalent basis, setting forth for the periods (i) average assets, liabilities and stockholders' equity, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Company's net interest margin.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The Rate/Volume Analysis of Changes in Net Interest Income table, which follows, sets forth an analysis of volume and rate changes in net interest for the periods indicated. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates.

                                                                              Years Ended December 31,
                                                            2000 vs. 1999                               1999 vs. 1998
                                                             Change due to                               Change due to
                                                ------------------------------------------------------------------------------------
                                                Average        Average        Increase       Average        Average       Increase
                                                 Volume          Rate        (Decrease)       Volume         Rate         (Decrease)
                                                --------       --------       --------       --------       --------       --------
                                                                  (In thousands)
Interest earned on:
  Interest-bearing deposits
    with banks ...........................      $     37       $     14       $     51       $    (26)      $     (1)      $    (27)
  Federal funds sold .....................            (6)             4             (2)          (192)            (3)          (195)
  Securities (1) .........................         3,213          1,700          4,913         20,562           (421)        20,141
  Loans (1) ..............................        14,201            769         14,970          6,916         (2,149)         4,767
                                                --------       --------       --------       --------       --------       --------
Total interest income ....................      $ 17,445       $  2,487       $ 19,932       $ 27,260       $ (2,574)      $ 24,686
                                                --------       --------       --------       --------       --------       --------

Interest paid on:
 Interest-bearing demand
    and savings deposits .................      $  2,549       $  2,596       $  5,145       $  2,645       $    231       $  2,876
  Time deposits ..........................         7,074          2,513          9,587          4,719           (374)         4,345
  Borrowed funds .........................          (273)         1,626          1,353          9,572           (555)         9,017
                                                --------       --------       --------       --------       --------       --------
Total interest expense ...................      $  9,350       $  6,735       $ 16,085       $ 16,936       $   (698)      $ 16,238
                                                --------       --------       --------       --------       --------       --------
Net interest income ......................      $  8,095       $ (4,248)      $  3,847       $ 10,324       $ (1,876)      $  8,448
                                                ========       ========       ========       ========       ========       ========

--------------

(1) Interest income is reported on a tax-equivalent basis, using a 34% statutory tax rate for 2000 and a 35% statutory rate for 1999 and 1998 and adjusted for the disallowance of the deduction for interest expense to carry bank eligible tax-exempt securities and loans.

p                            MAIN STREET BANCORP, INC.
             AVERAGE BALANCE, AVERAGE RATES AND NET INTEREST MARGIN


For twelve months  ended:                         December 31, 2000              December 31, 1999           December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                        Interest                     Interest                    Interest
(Dollars in thousands)                         Average  Income/    Yield/   Average  Income/    Yield/   Average Income/    Yield/
                                               Balance  Expense(1) Rate (2) Balance  Expense(1) Rate (2) Balance Expense(1) Rate (2)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:

   Interest-bearing deposits at banks         $    1,351  $      85   6.29%    $     651   $   34  5.22%    $  1,124  $   61   5.43%
                                              -----------------------------    -------------------------    ------------------------

   Federal Funds Sold                                347         21   6.05           470       23  4.89         3,990     218  5.46
                                              -----------------------------    -------------------------    ------------------------

   Taxable securities                            378,594     25,756   6.80       340,309   21,942  6.45       241,599  15,545  6.43
   Tax-exempt securities (3)                     301,870     22,572   7.48       291,754   21,473  7.36       102,778   7,729  7.52
                                              -----------------------------    -------------------------    ------------------------
        Total securities                         680,464     48,328   7.10       632,063   43,415  6.87       344,377  23,274  6.76
                                              -----------------------------    -------------------------    -----------------------

   Commercial loans (3)                          381,434     33,902   8.89       311,503   26,466  8.50       254,583  22,760  8.94
   Commercial construction loans                  59,790      5,699   9.53        22,649    1,930  8.52        11,313     842  7.44
   Mortgage loans                                210,279     15,877   7.55       180,759   14,177  7.84       184,330  14,794  8.03
   Installment loans                             105,541      8,900   8.43        80,121    6,835  8.53        67,718   6,245  9.22
                                              -----------------------------    -------------------------    ------------------------
        Total loans (4)                          757,044     64,378   8.50       595,032   49,408  8.30       517,944  44,641  8.62
                                              -----------------------------    -------------------------    -----------------------
            Total interest-earning assets       1,439,206   112,812   7.84     1,228,216   92,880  7.56       867,435  68,194  7.86
                                                            ---------------                -------------               ------------

Unrealized gains (losses) on
  available for sale securities                  (22,363)                         (9,951)                       5,312
Allowance for loan losses                         (7,769)                         (7,048)                      (6,344)
Non-interest earning assets                      112,495                          96,610                       53,871
                                               ---------                       ---------                    ---------
        Total assets                         $ 1,521,569                     $ 1,307,827                     $920,274
                                               =========                       =========                     ========

INTEREST-BEARING LIABILITIES:

   Demand deposits, interest- bearing         $  139,708     4,647    3.33%   $  110,771    3,340  3.02%    $  62,915   1,050  1.67%
   Savings deposits                              377,952    14,874    3.94       328,123   11,036  3.36       278,860  10,450  3.75
   Other time deposits                           509,568    29,700    5.83       376,985   20,113  5.34       290,147  15,768  5.43
                                               ---------------------------     -------------------------      ----------------------
        Total deposits                         1,027,228    49,221    4.79       815,879   34,489  4.23       631,922  27,268  4.32
   Other borrowed funds                          188,141    11,575    6.15       186,821    9,899  5.30        46,855   2,490  5.31
   Junior subordinated debentures                 10,000       963    9.63           639       61  9.55             0       0  0.00
   Long-term borrowings                           77,391     3,828    4.95       102,480    5,053  4.93        64,401   3,506  5.44
                                               ---------------------------     -------------------------      ----------------------
        Total interest-bearing liabilities     1,302,760    65,587    5.03     1,105,819   49,502  4.48       743,178  33,264  4.48
                                               ---------------------------     ---------------------------    ----------------------

   Spread                                                            2.81%                         3.08%                       3.38%
                                                                   -------                      --------                   --------

Demand deposits, non-interest bearing            127,192                         103,805                       72,866
Other non-interest bearing liabilities            11,861                          10,141                        9,051
                                                ---------                      ---------                     --------
        Total liabilities                      1,441,813                       1,219,765                      825,095

Stockholders' equity                              79,756                          88,062                       95,179
                                                ---------                      ---------                     --------
Total liabilities and
   stockholders' equity                      $ 1,521,569                     $ 1,307,827                    $ 920,274
                                               =========                       =========                     ========

Net interest income                                      $  47,225                      $  43,378                     $34,930
                                                        ==========                       ========                 ===========

Net interest margin (5)                                              3.28%                          3.53%                      4.03%
                                                                  ========                       =======                   ========





(1)  Includes loan fee income.

(2) Yields on investments are calculated on amortized cost. All yields are annualized.

(3) Full taxable equivalent basis, using a 34% effective tax rate and adjusted for TEFRA disallowance.

(4)  Loans outstanding include non-accruing loans.

(5) Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Net interest income of $47.2 million in 2000, on tax-equivalent basis, increased $3.8 million, or 8.8%, from $43.4 million in 1999. The increase in net interest income was primarily due to an increase in average interest-earning assets, which increased $211.0 million, or 17.2%, to $1.4 billion. The increase in average interest-earning assets occurred primarily in average outstanding loans, which increased $162.0 million to $757.0 million at December 31, 2000. The increase in loans occurred primarily in commercial, commercial construction and home-equity lines of credit.

Net interest margin, which is the difference between interest earned and interest paid, divided by average total-interest earning assets, decreased 25 basis points to 3.28% for the year ended December 31, 2000, compared to 3.53% for the year ended December 31, 1999, calculated on a tax equivalent basis.

Interest income earned on interest-earning assets increased $19.9 million, or 21.4%, to $112.8 million for the year ended December 31, 2000, calculated on a tax-equivalent basis due to a higher level of interest-earning assets and an increase in the yield. The yield on average interest-earning assets, calculated on a tax-equivalent basis, increased from 7.56% at December 31, 1999, to 7.84% at December 31, 2000, primarily due to the rising interest rate environment during 2000, which impacted loans tied to prime rate as well as loan origination rates. As a result of the higher level of average interest-earning assets and higher corresponding yields, interest income from loans increased $15.0 million, or 30.4%, while interest income from securities increased $4.9 million, or 11.3%, for the year ended December 31, 2000.

The Company's total interest expense increased $16.1 million, or 32.5%, to $65.6 million in 2000 from $49.5 million in 1999 due to an increased level of interest-bearing liabilities and an increase in the interest rates. The increase in total interest expense and the average rate paid on interest-bearing liabilities was primarily due to the retail branch expansion and also the deposit product promotions to attract potential customers. Average interest-bearing deposits increased $211.1 million, or 25.9%, to $1.0 billion at December 31, 2000, compared to $815.9 million at December 31, 1999. The average rate paid on interest-bearing liabilities was 5.03% for the year ended December 31, 2000, compared to 4.48% for the comparable period in 1999 while the average rate paid on interest-bearing deposits increased 56 basis points to 4.79% in 2000 from 4.23% in 1999.

Net interest income, on tax-equivalent basis, increased $8.5 million, or 24.4%, to $43.4 million in 1999 from $34.9 million in 1998. The increase in net interest income was primarily due to an increase in average interest-earning assets. For the year, average interest-earning assets increased $360.8 million, or 41.6%, to $1.2 billion from $867.4 million a year ago. The increase in average interest-earning assets occurred primarily in average securities, which increased $287.7 million to $632.1 million at December 31, 1999, from $344.4 million at year-end 1998 and were funded mainly with FHLB borrowings.

Net interest margin decreased 50 basis points to 3.53% for the year ended December 31, 1999, compared to 4.03% for the year ended December 31, 1998, calculated on a tax equivalent basis. The primary reasons net interest margin decreased were the significant increase in non interest-earning assets related to the branch openings coupled with a higher level of investment securities that provided a lower yield than the loan portfolio.

Interest income earned on interest-earning assets increased $24.7 million, or 36.2%, to $92.9 million for the year ending December 31,

1999, calculated on a tax-equivalent basis. Interest income from securities, which accounted for the majority of the change, increased $20.1 million, or 86.3%, to $43.4 million for the year ending December 31, 1999. The yield on average interest-earning assets, calculated on a tax-equivalent basis, decreased from 7.86% at December 31, 1998, to 7.56% at December 31, 1999, primarily due to the addition of securities at yields below 7.86% and a lower average prime rate during 1999.

The Company's total interest expense increased $16.2 million, or 48.6%, to $49.5 million in 1999. The average rate paid on interest-bearing liabilities was maintained at 4.48% for both 1999 and 1998. While the cost of deposits actually decreased 9 basis points in 1999 to 4.23% from 4.32% in 1998, the mix of funding, which had an increased percent of higher-cost borrowings due to the expansion plan, resulted in no overall net change in the average rate paid. Average interest-bearing liabilities increased $362.6 million, or 48.8%, to $1.1 billion in 1999. Average interest-bearing deposits increased $184.0 million, or 29.1%, to $815.9 million at December 31, 1999, which were mainly attributable to the retail branch expansion. In December of 1999, the Company issued $10 million of junior subordinated debentures at a rate of 9.625%.

While the cost of funds is higher for the junior subordinated debentures relative to retail deposits and wholesale borrowings, the Company was permitted to include 100% of these preferred securities as Tier I capital.

Average other borrowed funds and average long-term borrowings increased $178.0 million, or 160.0%, to $289.3 million at December 31, 1999, as the Company used the proceeds from the borrowings to purchase investment securities to generate earnings to offset the operating expenses associated with the branch expansion initiatives.

Provision for Loan Losses

The Company establishes provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan and lease losses at a level which is deemed to be appropriate based upon assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $4.6 million for 2000 compared to $1.2 million for 1999 and $2.2 million for 1998. In the fourth quarter of 2000, the Company increased its loan loss provision, above and beyond its normal provision, by $1.5 million, due to the recent growth in the loan portfolio and the recent declining economic trends. At December 31, 2000, non-performing assets were 0.61% of total assets and the allowance for loan losses to non-performing loans was 117.6%, as compared to 0.43% of total assets and 117.8%, of total loans, respectively, at December 31, 1999.

During the fourth quarter, management adopted changes in the Loan Loss Reserve Policy and the methodology for calculating the reserve. These changes represent a pro-active approach to a proposed Policy Statement from the four federal banking agencies regarding the Allowance for Loan and Lease Losses. Many factors are considered regarding the maintenance of adequate Reserves. The Company provides written documentation pertaining to any and all changes in loss factors assigned to all loan types or pools, the rationale for levels of specific reserve allocations and any other pertinent information.

The Company's Loan Review Department uses the following quantitative tools and ratios in order to ascertain the adequacy of the allowance for loan losses. These include the following:

- 4 quarter cumulative charge-off average for all loan pools- This exhibits the Bank's historical loss experience by loan pools over a rolling 4 quarter period. This can be compared to regional and national trends. At December 31, 2000, the charge-off averages were: Home equity lines of credit - 0.02%; Installment and Student Loans - 0.64%; Credit Cards - 2.49%; Ready Cash and Overdraft Lines - 3.14%; Residential Mortgages - 0.11%. Commercial loans are analyzed by Standard Industry Code (SIC) and historical charge-off information is unavailable by SIC code. Therefore, the Company uses other quantitative and qualitative factors for commercial loans.

- Allowance to Total Loans and Leases- This helps determine the overall composition of the Bank's portfolio. An up or down trend is explained as to why this is occurring. At December 31, 2000, the ratio was 1.15% compared to 1.05% at December 31, 1999. The increase was a result of the increased loan loss provision.

- Allowance to Non performing loans - This tool helps measure and ensure that the Bank's non performing loans are not or have not been increasing at a faster rate than the balance in the Allowance. At

     December 31, 2000, the ratio of the allowance to non-performing loans was 117.6% compared to 117.8% at December 31, 1999.

- Recoveries to Total Loans, Net of the Reserve and Recoveries to Prior Period Losses- This ratio helps measure the Bank's charge-off policy. Typically banks with higher recovery rates are considered to have a more aggressive charge-off policy. At December 31, 2000, the ratio of recoveries to total loans was .05% compared to .08% at December 31, 1999.

- Percentage of Special Mention and Classified Assets to Total Bank Capital-This percentage helps ascertain the Bank's overall credit quality. At December 31, 2000, the ratio was 38.3% compared to 14.0% at December 31, 1999. This increase is attributed primarily to internal factors such as the increase in portfolio credit reviews in 2000 and the improved early identification of problem loans. A contributing external factor was the economic slowdown occurring during the year.

- Net Losses to Total Loans- This ratio states the net percentage of the loan portfolio that is being charged off. At December 31, 2000, this ratio was .24% compared to .22% at December 31, 1999.

- Provision to Gross Losses- This ratio exhibits the percentage of coverage between the provision versus gross losses. At December 31, 2000, this ratio was .55% compared to .18% at December 31, 1999. Given the change in the above ratios and the economic slowdown, management significantly increased its loan loss provision during the fourth quarter of 2000.

Management also looks at loan concentrations in determining the adequacy of the allowance for loan losses. During the fourth quarter, loans to Non-Residential Building Operators grew to $91.8 million, up from $71.4 million at 09/30/00. The increase is attributed to the growth of loans in this industry, particularly in Chester, Montgomery, and Bucks County regions, as well as in South Jersey. This industry continues to represent the largest single industry concentration in the portfolio, representing 17.6 % of all commercial loans and 97.1% of capital. At December 31, 2000, Main Street's credit policy limits loans to a single industry group to no more than 100% of capital, with loans beyond this limit requiring Board approval. Residential Construction loans grew 60%, from $29.9 million at 9/30/00 to $50 million at 12/31/00. This growth can be attributed to the recent identification and correction of commercial loan SIC code assignments, as well as new loans in this area. Additionally, these loans represented 52.9% of capital at year end, up from 30% at 09/30/00. Loans to Residential Building Operators and Lessors grew from $39.3 million to $49 million through the quarter, and represent the third largest industry concentration at 51.8% of capital, compared to 39.4% of capital at 09/30/00. This is the largest industry group measured in terms of number of loans with 422 individual loans. Also, this group had fourteen (14) non-performing loans for $944,000, and four (4) previous loans from this group are now Foreclosed Real Estate, totaling $102,000 after charge-downs.



Other Income

Other operating income, excluding the net loss on sale of securities and losses on mortgages held for sale, of $10.7 million in 2000 represented an increase of $3.8 million, or 55.1%, above the previous year primarily due to increased customer service fees. During 2000, the Company sold approximately $230 million of available for sale securities and incurred a loss of $7.0 million and also sold approximately $7.9 million in mortgages held for sale and incurred a loss of $487,000. These losses were attributable to the plan to restructure the balance sheet to decrease interest rate risk volatility in changing rate environments and enhance the net interest margin. During 1999, the Company realized losses on sales of securities of $96,000. Therefore, other income, as reported, decreased $3.0 million, or 44.1%, from $6.8 million in 1999 to $3.8 million in 2000.

Income from customer service fees increased $4.1 million to $7.8 million in 2000. Customer service fees consist of charges for overdrafts and NSF (non-sufficient funds), safe deposit rentals, ATM, and other services that are primarily deposit driven. The increase was a direct result of new accounts, primarily from the retail branch expansion program, new products, fee increases and higher deposit activity levels. Income from mortgage banking activities decreased $600,000 from $1.3 million in 1999 to $700,000 in 2000 and also decreased from $2.0 million in 1998. Income from mortgage banking activities represents income generated from mortgages originated and sold in the secondary market. The decrease from 2000 to 1999 was due to the sale of mortgages held for sale as previously mentioned as well as the closing of several loan production offices in 2000 as part of the overall restructuring plan. Income from fiduciary activities of $952,000 declined by $161,000, or 14.5%, due to a loss of customer accounts and a lower value of assets under management.

Other income of $6.8 million in 1999 decreased $3.5 million, or 34.0%, from $10.3 million in 1998. The decline in other income was mostly due to realized gains and losses on sales of securities and a decline in mortgage banking income. During 1999, the Company realized losses on sales of securities of $96,000 compared to realized gains on sales of securities of $4.3 million in 1998. The 1998 realized gains on securities were the result of sales of its available-for-sale equity securities of Pennsylvania banks in order to provide additional revenue to help offset one-time expenses that occurred during the year. These one-time expenses included $2.0 million of merger related costs, $1.7 million in loan loss provisions and approximately $0.2 million of facilities expense related to the acquisition and relocation of the Company's new headquarters to 601 Penn Street, Reading, PA. Other income on an operating basis, excluding net realized gains and losses on sales of securities, was $6.9 million in 1999 versus $6.0 million in 1998. Income from customer service fees of $3.7 million in 1999 increased $1.1 million, or 42%, from $2.6 million in 1998 due primarily to the increased customer deposit base associated with the retail branch expansion. Income from mortgage banking activities of $1.3 million in 1999 declined $700,000 from $2.0 million in 1998 due to the high level of home refinancings during 1998 resulting from attractive mortgage rates.

Other Expenses

Other operating expenses, excluding special charges and other one-time charges, were $41.6 million and $34.6 million for the years ended 2000 and 1999, respectively. This increase of $7.0 million, or 20.2% was primarily attributable to the 21 retail branches that were added in 1999 and the 2 retail branches added in 2000. Salaries and benefits increased $3.2 million, or 19.0%, from $16.8 million in 1999 to $20.0 million in 2000. Increased occupancy expenses of $1.1 million, or 26.8%; equipment depreciation and maintenance expenses of $793,000, or 32.6%; and advertising expenses of $205,000, or 8.2%, were all mainly associated with the opening of the new retail branches. Data processing and MAC fees increased $1.2 million, or 66.6%, to $3.0 million resulting from increased volume in credit card/ATM processing due to the new ATMs located at the new retail branches and also fees linked to customer service activity. Professional fees increased $672,000, or 86.4%, to $1.5 million due to additional legal fees on collections and loans, the outsourcing of the internal audit function and also to increased consulting fees in conjunction with the corporate restructuring. Total other expenses, as reported, increased $12.2 million, or 33.3%, to $48.8 million in 2000 as compared to $36.6 million in 1999.

Total other expenses amounted to $36.6 million in 1999, which resulted in an increase of $11.5 million, or 45.8%, above the level of 1998. During 1998, one-time merger related costs, consisting primarily of professional fees and related transaction costs, totaled $2.0 million. The increases in other operating expenses occurred in advertising, data processing and MAC fees, office supplies and expense and professional fees. Excluding the special charges of $2.0 million previously noted above during 1999, other expenses totaled $34.6 million. Salaries and benefits of $16.8 million increased by $4.4 million during 1999 from $12.4 million in 1998 due to the retail branch expansion launched in March. Occupancy expenses of $4.1 million in 1999 increased $2.0 million, or 95.2%, from $2.1 million in 1998 due to the commencement of lease payments on March 1, 1999, for seventeen of the twenty-one branches opened in 1999. Equipment depreciation and maintenance increased to $2.4 million in 1999 from $1.6 million in 1998 mostly due to a full year of depreciation and maintenance on equipment and furniture for the new branches. Advertising expenses more than doubled to $2.5 million in 1999 from $1.2 million in 1998 as a result of the advertising and marketing related to the opening of the 21 new branches. Data processing and MAC fees increased $600,000, or 50.0%, to $1.8 million in 1999 from $1.2 million in 1998. The increase was the result of an increased volume in credit card processing/ATM processing due to the new ATMs located at the 23 new branches, ongoing service fees for selected deposit products related to new deposit accounts and also due to increased credit card processing. Office supplies and expense of $2.0 million increased $0.7 million, or 53.8%, from $1.3 million in 1998 in order to support the Company's growth and the new branches.

Provision for Income Taxes

The provision for federal income taxes was a $7.0 million benefit for the year ended December 31, 2000, compared to a $2.6 million benefit in 1999 and a $3.7 million expense in 1998. The tax benefit in 2000 resulted from the special charges and other one-time charges during the year and also from an increased level of tax-exempt interest income earned on bank-qualified municipal securities and tax free loans compared to pretax income. For federal income tax purposes, the Company is subject to the alternative minimum tax. Since this tax creates a credit that can be carried forward indefinitely to offset future federal income taxes, it is not an expense of the Company. The alternative minimum tax has, therefore, been recorded as a deferred tax asset, which will be recoverable in future years as the bank has taxable income. A reconciliation of the statutory income tax at a rate of 34% is included in footnote No. 9 to the consolidated financial statements.

Asset Quality

Non-performing assets, which include non-accruing loans, accruing loans that are 90 days or more past due, foreclosed real estate and restructured loans, amounted to $9.2 million at December 31, 2000. This represented an increase of $2.8 million from $6.4 million at December 31, 1999, due to increases of $2.4 million in non-accrual loans and $500,000 in foreclosed real estate. The increases in nonaccrual loans and foreclosed real estate was mostly due to commercial and commercial real estate loans, respectively. It is the Company's policy to classify a loan as non-performing within 10 days after the month end in which the loan becomes 90 days past due for either principal or interest.

As a financial institution that assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for potential yet undetermined losses. Management's evaluation is based upon a continuing review of the loan portfolio, which includes factors such as the risk characteristics of both individual loans and the total loan portfolio, loan charge-off experience, delinquency rates, local and general economic conditions, and regular examinations of the loan portfolio by the bank's regulators.

When it is determined that the prospect for recovery of the principal of a loan has significantly diminished, that portion of the loan is immediately charged against the allowance account. Subsequent recoveries, if any, are credited to the allowance account. In addition, non-accrual and large delinquent loans are reviewed monthly to determine potential losses.

The balance in the allowance for loan losses was $9.7 million, or 1.15% of total loans at December 31, 2000, compared to $7.0 million, or 1.05% of total loans at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 117.6% at December 31, 2000, compared to 117.8% at December 31, 1999.

Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at December 31, 2000. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions or for other reasons, which could adversely affect both the estimates made by management and the Company's results of operations.

Asset and Liability Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company's market risk is composed primarily of interest rate risk. The Company's Asset/Liability Committee ("ALCO") is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The operations of the Company do not subject it to foreign currency exchange or commodity price risk. At December 31, 2000, the Company did not utilize interest rate swaps, caps or other hedging transactions.

The principal objective of the Company's asset and liability management function is to maximize the Company's net interest income while maintaining a level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives; establish prudent asset concentration guidelines; and manage risk consistent with Board of Directors approved guidelines. Through such management, the Company seeks to manage the sensitivity of its operations to changes in interest rates. The Company's actions in this regard are taken under the guidance of the ALCO, which is comprised principally of members of the Company's executive management. The ALCO meets once a month to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the results of net interest income simulation and market-value analysis, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity and maturities of investments and borrowings. In connection therewith, the ALCO generally reviews the Company's liquidity, cash flow needs, maturities of investments, deposits and borrowings and current market conditions and interest rates. The ALCO also monitors the capital adequacy of the Company on a monthly basis. A pricing committee meets weekly to make pricing and funding decisions with respect to the Company's retail deposits and selected consumer loans. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide dependable and steady growth in net interest income regardless of the behavior of interest rates. Part of interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. The Company typically defines interest-sensitive assets and interest-sensitive liabilities as those that re-price within one year or less. Maintaining an appropriate match is a method of avoiding wide fluctuations in net interest margin during periods of changing interest rates. The difference between interest-sensitive assets and interest-sensitive liabilities is known as the "interest-sensitivity gap" ("GAP"). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities re-pricing in the same time periods, and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets re-pricing in the same time periods. A negative GAP suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse. The following table presents a summary of the Company's interest rate sensitivity at December 31, 2000. For purposes of this table, the Company has used assumptions based on industry data and historical experience to calculate the expected cash flows of securities and loans because, statistically, certain categories of securities and loans are prepaid before their maturity date, even without regard to interest rate fluctuations.

Shortcomings are inherent in a simplified and static GAP analysis that may result in an institution with a negative GAP having interest rate behavior characteristics of an asset-sensitive balance sheet. Although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. For example, GAP analysis implicitly assumes that the interest rates on all assets and liabilities that re-price within a given re-pricing period change by the same amount as the change in the market interest rate of the same duration. Prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating GAP in the manner presented in the table. Accordingly, the Company measures its interest-rate risk by conducting various analyses in addition to the traditional static GAP report, including simulation modeling, duration analyses and Economic Value of Equity (EVE) analysis.

                                     INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2000 (1)
------------------------------------------------------------------------------------------------------------------

                                   1 days       91 days    181 days   1 year
                                   through      through    through    through    Over 5
                                   90 days      180 days   1 year     5 years    Years       Total
                                   -------      --------   --------   -------    ------      -----
    Interest-earning assets:
    Loans                         $316,022      28,794    $51,133    $270,982   $171,416   $ 838,347
    Securities (2)                 180,791       8,243     17,046     126,863    200,233     533,176
    Interest-bearing deposits
      With banks& Fed Funds
      sold                          23,784           0          0           0          0      23,784
                                   -------      ------    -------     -------    -------   ---------
    Total                         $520,597     $37,037   $ 68,179    $397,845   $371,649  $1,395,307
                                   -------      ------    -------     -------    -------   ---------

    Interest-bearing liabilities:
    Interest bearing deposits(3)  $361,336      91,781   $196,662    $201,955   $305,773  $1,157,507
    Borrowed FundS and
      Debentures(4)                 18,676           0          0      60,000     10,000      88,676
    Non-interest-bearing
      deposits                       7,051           0          0      93,860     51,906     152,817
                                   -------      ------    -------     -------    -------   ---------
    Total                         $387,063     $91,781   $196,662    $355,815   $367,679  $1,399,000
                                   -------      ------    -------     -------    -------   ---------

    Interest-rate sensitivity
      gap:
    Interval                      $133,534   $ (54,744)  $(128,483)   $ 42,030   $  3,970  $   (3,693)
                                   =======    ========    ========     =======    =======  ==========

    Cumulative                    $133,534   $  78,790  $ (49,693)   $ (7,663)  $ (3,693) $   (3,693)
                                   =======    ========    ========    ========    =======   =========


    Ratio of cumulative gap
      to total rate-sensitive
      assets                          9.56%       5.64%    ( 3.56%)     (0.55%)    (0.26%)     (0.26%)
                                     ======      =====     =======      ======     ======      ======





                                     INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 1999 (1)
------------------------------------------------------------------------------------------------------------------

                                   1 days       91 days    181 days   1 year
                                   through      through    through    through    Over 5
                                   90 days      180 days   1 year     5 years    Years       Total
                                   -------      --------   --------   -------    ------      -----
    Interest-earning assets:
    Loans                          $206,160      24,686    $57,356    $242,916   $134,609  $  665,727
    Securities (2)                  119,078       6,808     97,753     216,160    287,153     726,952
    Interest-bearing deposits
      With banks& Fed Funds
      sold                              584           0          0           0          0         584
                                    -------      ------    -------     -------    -------   ---------
    Total                          $325,822     $31,494   $155,109    $459,076   $421,762  $1,393,263
                                    -------      ------    -------     -------    -------   ---------

    Interest-bearing liabilities:
    Interest bearing deposits(3)   $275,839      58,200   $ 83,717    $221,424   $263,053  $  902,233
    Borrowed Funds and
      Debentures(4)                 274,434           0     25,000      60,000     10,000     369,434
    Non-interest-bearing
     deposits                             0           0          0      61,142     61,141     122,283
                                    -------      ------    -------     -------    -------   ---------
    Total                          $550,273     $58,200   $108,717    $342,566   $334,194  $1,393,950
                                    -------      ------    -------     -------    -------   ---------

    Interest-rate sensitivity
      gap:
    Interval                      $(224,451)  $ (26,706) $  46,392     116,510    $87,568  $    (687)
                                   ========     =======     ======     =======     ======  ==========

    Cumulative                    $(224,451)  $(251,157) $(204,765)   $(88,255)   $  (687) $    (687)
                                   =========   =========  =========   =========    =======  =========


    Ratio of cumulative gap
      to total rate-sensitive
      assets                        (16.11%)    (18.03%)   (14.70%)     (6.33%)    (0.05%)    (0.05%)
                                    =======     =======    =======      ======     ======     ======



(1) Maturity is based upon estimated repayments of principal loans and the repricing characteristics of adjustable rate loans.

(2) Maturity of securities is based on maturity date (if there is no call date or prepayment possibility), call date or expected cash flows; excludes unrealized depreciation on available for sale securities.

(3) Maturity is based upon contractual date for time deposits and historical data related to the sensitivity of the pricing of all other interest-bearing deposits relative to changes in market rates.

(4) Borrowings are based on maturity date if no call or put date, or by expected call or put if one applies.


The Company's primary ALCO monitoring tool is asset/liability simulation models, which are prepared at a minimum on a monthly basis and are designed to capture the dynamics of balance sheet, rate and spread movements and to quantify variations in net interest income under different interest rate environments. The Company examines changes to net interest income assuming interest rate shocks, both up and down, of 100, 200 and 300 basis points in its analysis of interest rate risk. The restructuring of the balance sheet through the sale of long-term investment securities, which facilitated the pay-down of short-term and long-term debt, improved the Company's interest rate risk. As a result, the Company's simulation analysis at December 31, 2000, resulted in an increase of 3.20% in net interest income in a 200 basis point rate increase versus a 6.95% decline in net interest income for a similar interest rate shock at December 31, 1999. In a down 200 basis point rate shock, net interest income would decline 5% at December 31, 2000 versus a 6% increase in net interest income for a similar rate shock at December 31, 1999. The Company also utilizes market-value analysis, which addresses the change in equity value arising from movements in interest rates in the same manner as simulation analysis. The estimated market value of equity is the difference in the market value of the Company's assets and liabilities. The extent to which assets have gained or lost value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market-value basis. Market-value analysis is intended to evaluate the impact of immediate and sustained interest-rate shifts of the current yield curve upon the market value of the current balance sheet. The Company also reduced interest rate risk using market-value analysis by more than 50% from December 31, 1999, to December 31, 2000, assuming a 200 basis point rate increase, again due to the restructuring previously noted.

Capital

The Company's Tier 1 capital to risk-weighted assets ratio at December 31, 2000, was 10.15% compared to 13.38% at December 31, 1999. These ratios exceeded the regulatory Tier 1 capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at December 31, 2000, was 11.18% compared to 14.28% at December 31, 1999. These ratios exceeded the regulatory total risk-based capital requirement of 8.00%. At December 31, 2000, the Company's leverage ratio was 6.46% versus 7.43% at December 31, 1999, exceeding the regulatory leverage ratio requirement of 4.00%. The Company is categorized as "well-capitalized" at December 31, 2000, under applicable Federal regulations in regards to all of its capital ratios.

Liquidity and Capital Resources

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be achieved by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by the fair market value of securities not pledged as collateral, cash and amounts due from banks, interest-bearing deposits and Federal funds sold. Held-to-maturity securities are classified as liquid assets to the extent they are not pledged as collateral. These liquid assets totaled $534.7 million at December 31, 2000, compared to $339.5 million at December 31, 1999.

Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds, or utilizing the borrowing facilities of the Federal Reserve System or the FHLB system. The Company utilizes a variety of these methods of liability liquidity. At December 31, 2000, the Company had approximately $442 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $231.8 million at December 31, 1999. These lines of credit enable the Company to purchase funds for short-term needs at current market rates. Certificates of deposit scheduled to mature within one year or less amounted to $384.6 million at December 31, 2000. Management believes that the Company has adequate resources, including principal repayments and repayments of loans, to fund all of its commitments to the extent required. In addition, although the Company has extended commitments to fund loans or lines of credit, historically, the Company has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing customer accounts will remain with the Company.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements of the Company and related notes presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP") which require the measurement of financial position and operating results principally in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Forward-Looking Statements

This report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors, which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following:

1) the effect of changing regional and national economic conditions;

2) the significant changes in interest rates and prepayment speeds;

3) credit risks of commercial, real estate, consumer, and other lending activities;

4) changes in federal and state banking regulations;

5) the presence in the Company's market area of competitors with greater financial resources than the Company and;

6) other external developments which could materially impact the Company's operational and financial performance.

QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following represents quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments necessary for a fair presentation (in thousands, except per share data):



Three Months Ended:
              2000                                        MARCH 31               JUNE 30        SEPT. 30           DEC. 31
--------------------------------------------------------------------------------------------------------------------------
Interest income                                       $    25,447              $    26,379   $    26,732      $    26,749
Interest expense                                          (16,024)                 (16,344)      (16,850)          (16,369)
                                                      ---------------------------------------------------------------------
       Net interest income                                  9,423                   10,035         9,882            10,380

Provision for loan losses                                    (375)                  (1,000)         (750)           (2,500)
Net realized losses on sale of securities                     (17)                     (43)         (183)           (6,787)
Special charges                                                  -                  (4,797)         (961)           (1,160)
Other expenses, net of other income                        (8,066)                  (8,475)       (7,352)           (7,137)
                                                      ---------------------------------------------------------------------
       Income before income taxes (benefits)                  965                   (4,280)          636            (7,204)

Income taxes (benefits)                                      (988)                  (1,877)         (800)           (3,343)
                                                      ---------------------------------------------------------------------
Net income (loss)                                     $     1,953              $    (2,403)  $     1,436      $     (3,861)
                                                      =====================================================================
Earnings (loss) per share of common stock:
   Basic                                              $       0.19             $      (0.23) $      0.13      $      (0.37)
                                                      =====================================================================
   Diluted                                            $       0.19             $      (0.23) $      0.13      $      (0.37)
                                                      =====================================================================




   Three Months Ended:
              1999                                        March 31               June 30        Sept. 30           Dec. 31
--------------------------------------------------------------------------------------------------------------------------
Interest income                                       $    19,679              $    21,131   $    21,795      $    23,284
Interest expense                                          (11,064)                 (11,848)      (12,574)         (14,016)
                                                      --------------------------------------------------------------------
       Net interest income                                  8,615                    9,283         9,221            9,268

Provision for loan losses                                    (300)                    (300)         (200)            (417)
Net gains (losses) on sale of securities                       (2)                     (76)          (35)              17
Special charges                                                 -                     (331)       (1,727)              31
Other expenses, net of other income                        (5,559)                  (7,612)       (7,597)          (6,906)
                                                      --------------------------------------------------------------------
       Income before income taxes (benefits)                2,754                      964          (338)           1,993

Income taxes (benefits)                                        23                     (688)       (1,108)            (801)
                                                      --------------------------------------------------------------------
Net income                                            $     2,731              $     1,652   $       770      $     2,794
                                                      ===================================================================
Earnings per share of common stock:
    Basic                                             $      0.26              $      0.16   $      0.07      $      0.27
                                                      ===================================================================
    Diluted                                           $      0.26              $      0.16   $      0.07      $      0.27
                                                      ===================================================================

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

         Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company's market risk is composed primarily of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The operations of the Company do not subject it to foreign currency exchange or commodity price risk. Also, the Company and the Bank do not utilize interest rate swaps, caps, or other hedging transactions.

Interest Rate Sensitivity

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" for discussion on interest rate sensitivity.

Interest Rate Sensitivity - Cash Flow Analysis

         The Interest Rate Sensitivity Tables below illustrate the cash flows expected from earning assets for each of the next five years at December 31, 2000 and 1999. Cash flows from loans are based on contractual payments and actual cash flows will most likely vary based on the fluctuation of interest rates. Generally, loans will prepay faster in a decreasing rate environment. This will result in lower interest income because there are more cash flows to reinvest at lower interest rates. Cash flows from bullet securities, which include U.S. Treasury securities, obligations of states and political subdivisions, and other securities are based on the earlier of the contractual maturity or the call date if the security is likely to be called, with little or no change in interest rates from December 31, 2000 or 1999. Cash flows from mortgage-backed securities are based on consensus prepayment speeds under an unchanged rate environment over the next five years. Similar to loans, prepayments on mortgage-backed securities tend to increase as interest rates fall, and fall as rates rise.

         Also included on the tables are the contractual maturities of all interest bearing liabilities. Interest bearing demand and savings deposits are included as maturing in the following year. These customers have no obligation to keep their money with the Company for any period of time. In order to determine the effect of market interest rates on these products, the Company uses a simulation model. While the entire balance of these products is affected immediately when there is an interest rate change, the interest rate change is generally not equal to the change in Fed funds or the prime rate. The Company has noted that competitive pressures drive this rate more than small changes in market rates. Time deposits are presented by contractual maturity. Short-term borrowings consist of repurchase agreements and overnight borrowings from the FHLB. Generally, the funds mature within 1 business day. Long-term borrowings are presented by contractual maturity.

  At December 31, 2000:

                                                     CASH FLOWS YEAR ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                      2001      2002       2003      2004      2005      THEREAFTER      TOTAL       FAIR VALUE
                                    ----      ----       ----      ----      ----      ----------      -----       ----------

INTEREST EARNING ASSETS:


Loans:
 Fixed Rate                      $85,041   $59,832    $55,851   $43,286   $34,640        $151,269   $429,919         $413,013
  Average Rate                      8.38%     8.64%      8.45%     8.18%     8.37%           8.04%      8.28%
 Variable Rate                  $147,537   $34,769    $10,912   $14,176   $ 8,961        $192,073   $408,428         $407,055
  Average Rate                      9.18%     9.81%      8.95%     9.12%     8.89%           8.30%      8.80%

Investment Securities           $206,080   $10,085    $30,527   $61,792   $24,459        $200,122   $533,067         $529,012
 Average Rate                       6.84%     7.27%      7.03%     7.12%     7.66%           7.29%      7.10%
Int Bearing Deposits              23,784         0          0         0         0               0    $23,784          $23,784
 Average Rate                       5.22%                                                               5.22%

INTEREST BEARING LIABILITIES:

Interest Bearing Demand          158,075   $     0    $     0   $     0   $     0        $      0   $158,075         $158,075
 Average Rate                       3.71%        0%         0%        0%        0%              0%      3.71%
Savings Deposits                $404,723   $     0    $     0   $     0   $     0        $      0   $404,723         $404,723
 Average Rate                       4.11%        0%         0%        0%        0%              0%      4.11%
Time Deposits:
 Fixed Rate                    $ 349,294  $154,337    $39,078   $ 4,762   $ 3,776        $  7,759  $ 559,006         $560,916
  Average Rate                      5.82%     6.67%      5.97%     5.12%     5.58%           5.25%      6.05%
 Variable Rate                   $35,320      $383    $     0   $     0   $     0        $      0  $  35,703         $ 35,703
  Average Rate                      5.89%     5.13%         0%        0%        0%              0%      5.89%
Fixed-Rate Borrowings                $ 0        $0         $0       $ 0        $0        $      0  $       0         $      -
 Average Rate                          0%        0%         0%        0%        0%              0%         0%
Variable Rate Borrowings         $18,676        $0    $60,000        $0        $0              $0    $78,676          $74,953
 Average Rate                       5.61%        0%      4.85%        0%        0%              0%      5.03%
Junior Subordinated                   $0        $0         $0        $0        $0         $10,000    $10,000           $9,880
 Debentures                            0%        0%         0%        0%        0%           9.62%      9.62%




At December 31, 1999:
                                                     CASH FLOWS YEAR ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                      2000      2001       2002      2003      2004      THEREAFTER      TOTAL       FAIR VALUE
                                    ----      ----       ----      ----      ----      ----------      -----       ----------
INTEREST EARNING ASSETS:


Loans
 Fixed Rate                      $72,799   $56,732    $44,355   $39,384   $29,611        $113,876   $356,757         $351,748
  Average Rate                      8.27%     8.31%      8.37%     8.12%     8.11%           7.81%      8.11%
 Variable Rate                  $115,287   $15,410    $ 9,977   $ 9,999   $ 9,721        $148,576   $308,970         $312,220
  Average Rate                      8.53%     8.04%      8.52%     8.49%     8.45%           7.92%      8.21%

Investment Securities           $199,211   $26,837    $28,451   $95,932   $76,903        $299,084   $726,952         $674,002
 Average Rate                       6.68%     7.52%      6.92%     6.62%     7.04%           7.07%      6.87%
Fed Funds & Int Bearing             $584                                                                $584             $584
 Average Rate                      5.22%                                                               5.22%

INTEREST BEARING LIABILITIES:

Interest Bearing Demand         $137,352      $  0      $   0      $  0      $  0          $    0   $137,352         $137,352
 Average Rate                       3.08%        0%         0%        0%        0%              0%      3.08%
Savings Deposits                $327,422      $  0      $   0      $  0      $  0          $    0   $327,422         $327,422
 Average Rate                       3.36%        0%         0%        0%        0%              0%      3.36%
Time Deposits:
 Fixed Rate                     $177,018  $157,480    $21,694   $36,467    $5,262          $8,753  $ 406,674         $404,491
  Average Rate                      5.27%     5.80%      5.41%     6.04%     5.09%           5.25%      5.55%
 Variable Rate                   $30,264      $468         $0       $53        $0              $0    $30,785          $30,785
  Average Rate                      4.93%     4.72%         0%     4.51%        0%              0%      4.93%
Fixed-Rate Borrowings           $236,779        $0         $0   $60,000        $0              $0   $296,772         $292,296
 Average Rate                       5.61%        0%         0%     4.85%        0%              0%      5.46%
Variable Rate Borrowings         $62,664        $0         $0        $0        $0              $0    $62,664          $62,664
 Average Rate                       4.18%        0%         0%        0%        0%              0%      4.18%
Junior Subordinated                   $0        $0         $0        $0        $0         $10,000    $10,000           $9,146
 Debentures                            0%        0%         0%        0%        0%           9.62%      9.62%

         Note: Cash flow information for loans does not include the allowance for loans losses. Cash flow information for securities is stated at amortized cost.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








                                                   C O N T E N T S


                                                                                                               Page

INDEPENDENT AUDITOR'S REPORT
     ON THE CONSOLIDATED FINANCIAL STATEMENTS                                                                    60

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets                                                                                 61
     Consolidated statements of income                                                                           62
     Consolidated statements of stockholders' equity                                                             63
     Consolidated statements of cash flows                                                                       64
     Notes to consolidated financial statements                                                               65-86


                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Main Street Bancorp, Inc.
Reading, Pennsylvania


              We have audited the accompanying consolidated balance sheets of Main Street Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


              We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Main Street Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ Beard Miller Company LLP
                                  ----------------------------

Reading, Pennsylvania
January 19, 2001

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


December 31,                                                                                    2000             1999
                                                                                          (In Thousands, Except Share Data)
                                                                                          ---------------------------------
          ASSETS
Cash and due from banks                                                                    $       39,246   $      49,904
Interest-bearing deposits with banks                                                               23,784             114
Federal funds sold                                                                                      -             470
Securities available for sale                                                                     365,043         438,173
Securities held to maturity, fair value 2000 $ 163,969; 1999 $ 235,829                            168,022         261,785
Loans receivable, net of allowance for loan losses 2000 $ 9,671; 1999 $ 7,002                     828,676         658,725
Mortgage loans held for sale                                                                            -           4,854
Due from mortgage investors                                                                         1,640           4,957
Premises and equipment, net                                                                        36,109          36,477
Accrued interest receivable and other assets                                                       33,624          41,288
                                                                                           ------------------------------
          Total assets                                                                     $    1,496,144   $   1,496,747
                                                                                           ==============================
    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
       Non-interest bearing                                                                $      152,817   $     122,283
       Interest bearing                                                                         1,157,507         902,233
                                                                                           ------------------------------
          Total deposits                                                                        1,310,324       1,024,516

    Accrued interest payable and other liabilities                                                  9,707          24,019
    Other borrowed funds                                                                           18,676         274,434
    Long-term debt                                                                                 60,000          85,000
    Guaranteed preferred beneficial interest in Company's
       subordinated debentures                                                                     10,000          10,000
                                                                                           ------------------------------
          Total liabilities                                                                     1,408,707       1,417,969
                                                                                           ------------------------------
Stockholders' equity:
    Preferred stock, par value $ 10.00 per share; authorized and unissued
       5,000,000 shares                                                                                 -               -
    Common stock, par value $ 1.00 per share; authorized 50,000,000 shares; issued and
       outstanding 2000 10,470,380 shares; 1999 10,449,657 shares                                  10,470          10,450
    Surplus                                                                                        64,670          64,548
    Retained earnings                                                                              13,484          21,326
    Accumulated other comprehensive loss                                                           (1,187)        (17,546)
                                                                                          -------------------------------
          Total stockholders' equity                                                               87,437          78,778
                                                                                          -------------------------------
          Total liabilities and stockholders' equity                                       $    1,496,144   $   1,496,747
                                                                                          ===============================


See Notes to Consolidated Financial Statements.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


Years Ended December 31,                                                              2000           1999            1998
                                                                                    (In Thousands, Except Per Share Data)
                                                                                    -------------------------------------
Interest income:
    Loans receivable, including fees                                         $       64,291   $     49,332   $     44,544
    Interest and dividends on securities:
       Taxable                                                                       25,756         21,942         15,545
       Tax-exempt                                                                    15,154         14,558          5,351
    Other                                                                               106             57            279
                                                                                    -------------------------------------
          Total interest income                                                     105,307         85,889         65,719
                                                                                    -------------------------------------

Interest expense:
    Deposits                                                                         49,221         34,489         27,268
    Other borrowed funds                                                             11,575          9,899          2,490
    Long-term debt                                                                    4,791          5,114          3,506
                                                                                    -------------------------------------

          Total interest expense                                                     65,587         49,502         33,264
                                                                                    -------------------------------------

          Net interest income                                                        39,720         36,387         32,455

Provision for loan losses                                                             4,625          1,217          2,210
                                                                                    -------------------------------------

          Net interest income after provision for loan losses                        35,095         35,170         30,245
                                                                                    -------------------------------------

Other income:
    Income from fiduciary activities                                                    952          1,113            966
    Customer service fees                                                             7,758          3,724          2,591
    Mortgage banking activities                                                         699          1,333          2,017
    Net realized gains (losses) on sales of securities                               (7,030)           (96)         4,329
    Other                                                                             1,433            746            398
                                                                                    -------------------------------------

          Total other income                                                          3,812          6,820         10,301
                                                                                    -------------------------------------

Other expenses:
    Salaries and employee benefits                                                   19,956         16,803         12,353
    Special charges                                                                   6,918          2,027              -
    Merger costs                                                                          -              -          1,963
    Occupancy                                                                         5,157          4,084          2,081
    Equipment depreciation and maintenance                                            3,223          2,430          1,563
    Data processing and MAC fees                                                      3,033          1,809          1,184
    Advertising                                                                       2,713          2,508          1,236
    Office supplies and expenses                                                      2,190          2,035          1,281
    Professional fees                                                                 1,450            778            846
    Other expenses                                                                    4,150          4,143          2,585
                                                                                    -------------------------------------

          Total other expenses                                                       48,790         36,617         25,092
                                                                                    -------------------------------------

          Income (loss) before income taxes (benefits)                               (9,883)         5,373         15,454

Federal income taxes (benefits)                                                      (7,008)        (2,574)         3,711
                                                                                    -------------------------------------
          Net income (loss)                                                  $       (2,875)  $      7,947   $     11,743
                                                                                    =====================================
Basic earnings (loss) per share                                              $        (0.27)  $       0.76   $       1.13
                                                                                    =====================================

Diluted earnings (loss) per share                                            $        (0.27)  $       0.76   $       1.12
                                                                                    =====================================


See Notes to Consolidated Financial Statements.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended December 31, 2000, 1999 and 1998

                                                                                                           Accumulated
                                                     Shares Of                                                Other
                                                       Common       Common                   Retained     Comprehensive
                                                       Stock        Stock       Surplus      Earnings     Income (Loss)     Total
                                                     -----------------------------------------------------------------------------
                                                                            (In Thousands, Except Share Data)
Balance, December 31, 1997                           9,639,808     $ 9,640    $  49,985     $  26,721      $  2,374      $  88,720
    Comprehensive income:                                                                                                ---------
       Net income                                            -           -            -        11,743             -         11,743
       Change in net unrealized gains (losses) on
       securities available  for sale                        -           -            -             -        (1,211)        (1,211)
                                                                                                                             -----
          Total comprehensive income                                                                                        10,532
                                                                                                                            ------
    Issuance of common stock upon exercise of
       stock options                                    38,520          38          304             -             -            342
    Issuance of common stock in connection with a
       7% stock dividend                               679,072         679       13,412       (14,120)            -            (29)
    Cash dividends declared, $ 0.49 per share                -           -            -        (5,117)            -         (5,117)
    Pre-merger stock transactions of
pooled entities                                         31,043          31          433             -             -            464
                                                     -----------------------------------------------------------------------------
Balance, December 31, 1998                          10,388,443      10,388       64,134        19,227         1,163         94,912
    Comprehensive income:                                                                                                   ------
       Net income                                            -           -            -         7,947             -          7,947
       Change in net unrealized gains (losses)
       on securities available for sale                      -           -            -             -       (18,709)       (18,709)
                                                                                                                            ------
          Total comprehensive loss                                                                                         (10,762)
                                                                                                                            ------
    Issuance of common stock upon exercise of
       stock options                                    61,214          62          414             -             -            476
    Cash dividends declared, $ 0.56 per share                -           -            -        (5,848)            -         (5,848)
                                                     -----------------------------------------------------------------------------

Balance, December 31, 1999                          10,449,657      10,450       64,548        21,326       (17,546)        78,778
    Comprehensive income:                                                                                                   ------
       Net loss                                              -           -            -        (2,875)            -         (2,875)
       Change in net unrealized gains (losses) on
       securities                                            -           -            -             -        16,359         16,359
                                                                                                                            ------
          Total comprehensive income (loss)                                                                                 13,484
                                                                                                                            ------
    Issuance of common stock upon exercise of
       stock options                                    20,723          20          122             -             -            142
    Cash dividends declared, $ 0.47 per share                -           -            -        (4,967)            -         (4,967)
                                                     -----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                          10,470,380    $ 10,470     $ 64,670      $ 13,484      $ (1,187)       $87,437
                                                    ==============================================================================

See Notes to Consolidated Financial Statements.


MAIN STREET BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                            2000           1999           1998
                                                                                    -------------------------------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                         $      (2,875)  $      7,947   $     11,743
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Provision for loan losses                                                      4,625          1,217          2,210
       Provision for depreciation and amortization                                    3,603          2,577          1,430
       Provision for deferred income taxes                                           (4,050)        (4,477)          (586)
       Net realized (gains) losses on sales of securities                             7,030             96         (4,329)
       (Gain) loss on disposal of equipment and other assets                           (201)            49            114
       Proceeds from sale of mortgage loans                                          63,916         86,772        113,746
       Net gains on mortgage loans                                                     (304)          (749)        (1,536)
       Mortgage loans originated for sale                                           (58,758)       (85,808)      (117,279)
       Net amortization of securities premiums and discounts                           (973)          (326)         1,041
       (Increase) decrease in:
          Due from mortgage investors                                                 3,317          9,610         (9,142)
          Accrued interest receivable and other assets                                3,323        (10,414)        (2,201)
       Increase (decrease) in accrued interest payable and other liabilities         (3,824)        (1,135)        10,382
                                                                                    -------------------------------------
          Net cash provided by operating activities                                  14,829          5,359          5,593
                                                                                    -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                            229,978         80,434         45,665
    Proceeds from maturities and calls of and principal repayments on
       securities available for sale                                                 12,716         30,728         84,660
    Proceeds from maturities and calls of securities held to maturity                    38            115          5,350
    Purchases of securities available for sale                                      (67,205)      (183,596)      (388,743)
    Purchases of securities held to maturity                                              -       (121,728)             -
    (Increase) decrease in interest-bearing deposits with banks                     (23,670)           222           (136)
    Decrease in federal funds sold                                                      470              -              -
    Loans made to customers, net of principal collected                            (175,725)      (126,547)       (57,767)
    Cash paid for purchase of mortgage company                                            -           (695)             -
    Proceeds from sales of equipment and other assets                                   786          1,191          1,047
    Purchases of premises and equipment                                              (4,099)       (13,245)       (15,641)
                                                                                    -------------------------------------
          Net cash used in investing activities                                     (26,711)      (333,121)      (325,565)
                                                                                    -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                                     132,305         89,760        131,734
    Net increase in time deposits                                                   161,524        116,206         60,056
    Sale of deposits, net                                                            (7,022)             -              -
    Net increase (decrease) in other borrowed funds                                (255,758)       188,362         55,764
    Proceeds from long-term debt                                                          -              -         85,000
    Principal payments on long-term debt                                            (25,000)       (50,000)        (4,450)
    Issuance of subordinated debentures                                                   -         10,000              -
    Proceeds from exercise of stock options                                             142            476            342
    Cash paid in lieu of fractional shares                                                -              -            (29)
    Pre-merger stock transactions of pooled entities                                      -              -            464
    Cash dividends paid                                                              (4,967)        (5,848)        (5,117)
                                                                                    -------------------------------------
          Net cash provided by financing activities                                   1,224        348,956        323,764
                                                                                    -------------------------------------
          Increase (decrease) in cash and due from banks                            (10,658)        21,194          3,792

Cash and due from banks:
    January 1                                                                        49,904         28,710         24,918
                                                                                    -------------------------------------
    December 31                                                               $      39,246   $     49,904   $     28,710
                                                                                    =====================================

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

Nature of operations:

     The Bank operates under a state bank charter and provides full banking services. The Company and the Bank are subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Bank. The Bank operates under the Berks County Bank, Heritage Bank and Main Street Bank divisions. The areas served by the Bank are principally eastern Pennsylvania and sections of New Jersey.

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

Cash flows:

     For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash payments for interest totaled $ 68,021,000 in 2000, $ 45,545,000 in 1999 and $ 32,880,000 in 1998. Income
     taxes paid were $ 1,360,000 in 2000, $ 1,360,000 in 1999 and $ 4,680,000 in
     1998. Amounts transferred to foreclosed real estate were $ 1,149,000 in 2000, $ 1,157,000 in 1999 and $ 1,086,000 in 1998.

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

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

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

Derivative instruments:

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (as amended by Statement Nos. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities." This Statement and its amendments establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that a company recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Statement requires that changes in the fair value of derivative be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The Company chose to adopt the Statement as of October 1, 2000 and, as permitted by the Statement, the Company transferred securities with an amortized cost of approximately $ 102,100,000 and net unrealized losses of approximately $ 4,900,000 from held to maturity to available for sale. Other than the transfer of securities, the adoption of the Statement had no material effect on the Company's financial statements.

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

New accounting standard:

     In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the Statement is not expected to have a significant impact on the Company.

2
MERGER

The consolidated financial statements give retroactive effect to the pooling of interests merger of BCB Financial Services Corporation (BCB) and Heritage Bancorp, Inc. (Heritage) as more fully described below. As a result, the consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1998 are presented as if the combining companies had been consolidated since January 1, 1998.

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

The results of operations of the separate entities for periods prior to the combination are as follows:

                                                                                       BCB         Heritage      Combined
                                                                                   ----------------------------------------
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



MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3
SPECIAL CHARGES

On November 17, 1999, the Bank purchased 100% of the stock of a mortgage company in Virginia for approximately $ 1,500,000. In April 2000, the Company announced a plan to restructure the Company, which included plans to close the mortgage company. On May 12, 2000, the Company ceased the operations of the mortgage company and recorded the related exit costs, which included the write-off of goodwill and accruals related to satisfaction of contractual obligations, severance and other employee related matters.

In addition, the Company's restructuring plans included closing or selling branch locations, closing certain loan offices and the termination of employment agreements for certain executives. On December 8, 2000, the Company sold the assets and approximately $ 8,000,000 of deposits of a branch location to another financial institution. The Company recognized a gain of approximately $ 585,000 on this transaction which is included in other income.

For the year ended December 31, 2000, special charges and accruals related to the Company's restructuring plans are as follows:

                                                                                                                Remaining
                                                                 Special                                      Liability As Of
                                                                 Charges           Non-Cash           Cash     December 31,
                                                                 Incurred         Writedowns        Payments       2000
                                                               ---------------------------------------------------------
                                                                                     (In Thousands)
    Severance and employee related obligations                 $     3,711   $           -   $        774  $       2,937
    Exit costs related to mortgage company                           2,027             750            263          1,014
    Other                                                            1,180               3            248            929
                                                               ---------------------------------------------------------
                                                               $     6,918             753          1,285  $       4,880
                                                               =========================================================

Other special charges consist primarily of costs associated with the closing of certain loan offices and related professional fees.

Special charges for the year ended December 31, 1999 consisted of severance obligations from change in control provisions for former Heritage officers totaling $ 2,027,000.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4
SECURITIES

The amortized cost and approximate fair value of securities at December 31 were as follows:

                                                                                     GROSS           GROSS
                                                                    AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                                                      COST           GAINS          LOSSES          VALUE
                                                                ----------------------------------------------------------
                                                                                       (In Thousands)
    AVAILABLE FOR SALE SECURITIES:
         DECEMBER 31, 2000:
             U.S. Government agencies and
              corporations                                      $     89,300   $       2,413   $       (213)  $     91,500
             States and political subdivisions                       196,903           1,681         (4,030)       194,554
             Other securities                                         19,077              71           (263)        18,885
             Mortgage-backed and asset-backed securities              59,874             492           (262)        60,104
                                                                ----------------------------------------------------------
                                                                $    365,154   $       4,657   $     (4,768)  $    365,043
                                                                ==========================================================
         DECEMBER 31, 1999:
             U.S. Treasury securities                           $     29,464   $           -   $       (209)  $     29,255
             U.S. Government agencies and corporations               130,251               -         (7,870)       122,381
             States and political subdivisions                       190,937             611        (16,840)       174,708
             Other securities                                         46,945               -           (270)        46,675
             Mortgage-backed and asset-backed securities
                                                                      67,570             312         (2,728)        65,154
                                                                ----------------------------------------------------------
                                                                $    465,167   $         923   $    (27,917)  $    438,173
                                                                ==========================================================
    HELD TO MATURITY SECURITIES:
         DECEMBER 31, 2000:
             U.S. Government agencies and
               corporations                                     $    121,658   $           -   $     (4,308)  $    117,350
             States and political subdivisions                        37,193               7           (898)        36,302
             Mortgage-backed and asset-backed
               securities                                              9,171           1,146              -         10,317
                                                                ----------------------------------------------------------
                                                                $    168,022   $       1,153   $     (5,206)  $    163,969
                                                                ==========================================================
         DECEMBER 31, 1999:
             U.S. Government agencies and
                corporations                                    $    121,657   $           -   $    (12,194)  $    109,463
             States and political subdivisions                       139,505               -        (13,721)       125,784
             Mortgage-backed and asset-backed
                securities                                               598               -            (41)           557
             Other                                                        25               -              -             25
                                                                ----------------------------------------------------------
                                                                $    261,785   $           -   $    (25,956)  $    235,829
                                                                ==========================================================

Other available for sale securities are principally comprised of equity securities in Pennsylvania community banks, Federal Home Loan Bank and Federal Reserve Bank stock.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4
SECURITIES (CONTINUED)

During 2000 the Company transferred securities with an amortized cost of approximately $ 10,860,000 from available for sale to held to maturity. These securities were transferred at fair value at the date of transfer, which was $ 1,688,000 less than amortized cost. The difference of $ 1,114,000, net of taxes of $ 574,000, was reflected in accumulated other comprehensive income and is being amortized over the remaining contractual life of the respective securities. The Company also transferred securities with an amortized cost of approximately $ 97,824,000 from available for sale to held to maturity in 1999. The amortized cost approximated the fair market value, therefore, there was no adjustment to other comprehensive income for the 1999 transfer.

The amortized cost and fair value of securities as of December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the securities may be called or prepaid with or without any penalties.


                                                                     AVAILABLE FOR SALE              HELD TO MATURITY
                                                                ----------------------------------------------------------
                                                                AMORTIZED COST       FAIR      AMORTIZED COST       FAIR
                                                                                     VALUE                          VALUE
                                                                ----------------------------------------------------------
                                                                                       (IN THOUSANDS)
    Due in one year or less                                     $          -   $           -   $          -   $          -
    Due after one year through five years                             15,000          15,360              -              -
    Due after five years through ten years                            60,700          62,730              -              -
    Due after ten years                                              210,503         207,964        158,851        153,652
    Mortgage-backed and asset-backed securities                       59,874          60,104          9,171         10,317
    Other securities                                                  19,077          18,885              -              -
                                                                ----------------------------------------------------------
                                                                $    365,154   $     365,043   $    168,022   $    163,969
                                                                ==========================================================

Gross gains of $ 964,000 and gross losses of $ 7,994,000 were realized on the sales of available for sale securities in 2000. Gross gains of $ 398,000 and gross losses of $ 494,000 were realized on the sales of available for sale securities in 1999. Gross gains of $ 5,121,000 and gross losses of $ 792,000 were realized on the sales of available for sale securities in 1998.

Securities with an amortized cost of $ 193,816,000 and $ 432,515,000 at December 31, 2000 and 1999, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5
LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at December 31, 2000 and 1999 were as follows:

                                                                                                  2000            1999
                                                                                             -----------------------------
                                                                                                     (In Thousands)
    Commercial                                                                               $     433,365   $     337,751
    Mortgage                                                                                       196,313         182,137
    Consumer                                                                                       120,651          92,764
    Construction                                                                                    87,576          52,251
                                                                                             -----------------------------

                                                                                                   837,905         664,903
    Less:
         Allowance for loan losses                                                                   9,671           7,002
         Net deferred loan fees and (costs)                                                           (442)           (824)
                                                                                             -----------------------------
                                                                                             $     828,676   $     658,725
                                                                                             =============================

Changes in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                                         2000         1999          1998
                                                                                      -------------------------------------
                                                                                                  (In Thousands)

    Balance, beginning                                                                $    7,002   $    7,222   $     5,738
         Provision for loan losses                                                         4,625        1,217         2,210
         Loans charged off                                                                (2,355)      (1,962)         (949)
         Recoveries                                                                          399          525           223
                                                                                      -------------------------------------
    Balance, ending                                                                   $    9,671   $    7,002   $     7,222
                                                                                      =====================================

Total impaired loans at December 31, 2000 and 1999 were $4,288,000 and $2,857,000, respectively. Impaired loans not requiring an allowance for loan losses were $2,001,000 and $1,500,000 at December 31, 2000 and 1999,
respectively. Impaired loans requiring an allowance for loan losses were $2,287,000 and $1,357,000 at December 31, 2000 and 1999, respectively. At
December 31, 2000 and 1999, the related allowance for loan losses associated with those loans was $832,000 and $900,000, respectively. For the years ended December 31, 2000, 1999 and 1998, average impaired loans were $4,233,000, $4,100,000 and $5,387,000, respectively. Interest income on impaired loans of $120,000, $83,000 and $86,000 was recognized for cash payments received in 2000, 1999 and 1998, respectively.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6
PREMISES AND EQUIPMENT

Components of premises and equipment at December 31, 2000 and 1999 were as follows:

                                                                                                       2000           1999
                                                                                                ---------------------------
                                                                                                       (In Thousands)
    Land                                                                                        $      3,713   $      3,783
    Building and improvements                                                                         27,793         26,024
    Furniture, fixtures and equipment                                                                 16,309         14,304
    Leasehold improvements                                                                             2,508          2,599
    Construction in progress                                                                             259          1,442
                                                                                                ---------------------------
                                                                                                      50,582         48,152
    Less accumulated depreciation                                                                     14,473         11,675
                                                                                                ---------------------------
                                                                                                $     36,109   $     36,477
                                                                                                ===========================

Included in buildings and improvements above are approximately $9,000,000 and $9,400,000 of leased property under capital leases as of December 31, 2000 and 1999, respectively.


7
DEPOSITS

The components of deposits at December 31, 2000 and 1999 were as follows:

                                                                                                   2000            1999
                                                                                                ---------------------------
                                                                                                      (In Thousands)
    Demand, non-interest bearing                                                              $    152,817   $    122,283
    Demand, interest bearing                                                                       158,075        137,352
    Savings                                                                                        404,723        327,422
    Time, $ 100,000 and over                                                                        99,974         61,740
    Time, other                                                                                    494,735        375,719
                                                                                                ---------------------------
                                                                                              $  1,310,324   $  1,024,516
                                                                                                ===========================

At December 31, 2000, the scheduled maturities of time deposits are as follows (in thousands):

    2001                                                                                                      $    384,615
    2002                                                                                                           154,720
    2003                                                                                                            39,078
    2004                                                                                                             4,762
    2005                                                                                                             3,776
    Thereafter                                                                                                       7,758
                                                                                                              ------------
                                                                                                              $    594,709
                                                                                                              ============

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8
OTHER BORROWED FUNDS AND LONG-TERM DEBT

Other borrowed funds:
     The Bank maintains U.S. Treasury tax and loan note option accounts for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under these note option accounts were $ 3,478,000 and $ 4,854,000 at December 31, 2000 and 1999, respectively.

     The Bank enters into agreements with customers as part of its cash management services where the Bank sells securities to the customer overnight with the agreement to repurchase them at par. Securities sold under these agreements generally mature one day from the transaction date. The securities underlying all of these agreements were under the Bank's control. In addition, at December 31, 1999, the Bank had repurchase agreements with other institutions in the amount of $ 56,771,000. Securities sold under agreements to repurchase are summarized as follows (in thousands):

                                                                                                  2000          1999
                                                                                              -------------------------
         Outstanding balance at December 31                                                   $    15,198   $    66,905
         Average balance during the year                                                           40,154        24,243
         Average interest rate during the year                                                       5.90%         4.99%
         Maximum month-end balance during the year                                                111,525        66,905

     The Bank had other short-term borrowings from the Federal Home Loan Bank at December 31, 1999 in the amount of $ 202,675,000, which were due in 2000, at an average interest rate of 5.30%. There were no other short-term borrowings from the Federal Home Loan Bank at December 31, 2000.

Long-term debt:
     Long-term debt consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                                                                   2000          1999
                                                                                              -------------------------
         Notes with the Federal Home Loan Bank (FHLB):
              10 year/2 year term note due September 2008 at 4.62% fixed rate                 $         -   $    25,000
              10 year/5 year term note due November 2008 at 4.75% fixed rate                       10,000        10,000
              10 year/5 year term note due December 2008 at 4.92% fixed rate                       25,000        25,000
              10 year/5 year term note due December 2008 at 4.815% fixed rate                      25,000        25,000
                                                                                              -------------------------
                                                                                              $    60,000   $    85,000
                                                                                              =========================

     These notes contain a convertible option which allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (6.40% at December 31, 2000) plus 10 to 15 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge. The years/years refer to the maturity of the note and the term until the first convertible date.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8
OTHER BORROWED FUNDS AND LONG-TERM DEBT (CONTINUED)

Long-term debt (continued):
     The Bank's maximum borrowing capacity with the Federal Home Loan Bank is approximately $ 402,000,000 at December 31, 2000 of which $ 60,000,000 was outstanding. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Subordinated debentures:
     In December 1999, the Company issued $ 10,000,000 of 9.625% junior subordinated deferrable interest debentures (the debentures) to MBNK Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $ 10,000,000 preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after December 31, 2004, or earlier in the event of certain adverse tax, Investment Company Act, or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on December 31, 2029.


9
INCOME TAXES

The provision for federal income taxes (benefits) for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                                                                           2000         1999          1998
                                                                                      --------------------------------------
    Current                                                                           $   (2,958)  $    1,903   $     4,297
    Deferred                                                                              (4,050)      (4,477)         (586)
                                                                                      --------------------------------------
                  Provision for income taxes (benefits)                               $   (7,008)  $   (2,574)  $     3,711
                                                                                      ======================================

A reconciliation of the statutory income tax to the income taxes (benefits) in the consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                                                           2000         1999          1998
                                                                                      --------------------------------------
    Federal income tax at statutory rate                                              $   (3,360)  $    1,827   $     5,254
    Tax-exempt interest                                                                   (4,304)      (5,026)       (1,891)
    Disallowance of interest expense                                                         559          596           270
    Other                                                                                     97           29            78
                                                                                      --------------------------------------
                                                                                     $   (7,008)  $   (2,574)  $     3,711
                                                                                      ======================================

The income tax provision includes $ (2,390,000) in 2000, $ (33,000) in 1999 and $ 1,472,000 in 1998 of income taxes (benefits) related to net realized securities gains (losses).

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9
INCOME TAXES (CONTINUED)

The net deferred tax asset consisted of the following components as of December 31, 2000 and 1999:

                                                                                                          2000        1999
                                                                                                      ----------------------
                                                                                                           (In Thousands)
    Deferred tax assets:
         Allowance for loan losses                                                                   $    3,288  $     2,022
         Unrealized losses on securities                                                                    612        9,448
         Tax credit carryforwards                                                                         5,364        4,792
         Special charges                                                                                  1,724            -
         Interest on non-accrual loans                                                                      210          176
         Deferred compensation                                                                              185           45
         Other                                                                                              142           37
                                                                                                      ----------------------
                  Total deferred tax assets                                                              11,525       16,520
                                                                                                      ----------------------

    Deferred tax liabilities:
         Premises and equipment                                                                             526          662
         Prepaid expenses                                                                                     -           37
         Loan origination fees and costs                                                                    146          182
                                                                                                      ----------------------
                  Total deferred tax liabilities                                                            672          881
                                                                                                      ----------------------
                  Net deferred tax asset                                                              $  10,853  $    15,639
                                                                                                      ======================

10
EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan with profit sharing provisions which covers employees who meet the eligibility requirements of having worked 1,000 hours in a plan year and have attained the age of 21. Participants are permitted to contribute from 1% to 15% of compensation. The Company will match the participant's contributions up to a maximum percentage. The expense related to this plan was $ 842,000, $ 749,000 and $ 503,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

In May 1998, the Bank terminated a noncontributory pension plan covering eligible employees. The plan assets in excess of the projected benefit obligation were allocated to the plan's eligible participants and the prepaid pension cost of $ 299,000 was charged to expense.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11
COMPREHENSIVE INCOME

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                           Years Ended December 31,
                                                                                        2000         1999         1998
                                                                                     --------------------------------------
                                                                                                (In Thousands)
   Unrealized holding gains (losses) on available for sale
       securities                                                                    $    19,853 $   (28,966)  $      (589)
   Unrealized holding losses on securities transferred to held to
       maturity                                                                           (1,688)          -             -
   Reclassification adjustment for (gains) losses realized in income                       7,030          96        (1,236)
                                                                                     --------------------------------------
                 Net unrealized gains (losses)                                            25,195     (28,870)       (1,825)

   Tax effect                                                                              8,836     (10,161)         (614)
                                                                                     --------------------------------------
                 Net of tax amount                                                   $    16,359 $   (18,709)  $    (1,211)
                                                                                     ======================================

12
STOCK OPTIONS AND GRANTS

The Company has various qualified and non-qualified stock option plans for employees and non-employee directors. Approximately 865,000 shares of common stock were made available for issuance under these plans. The option prices under the plans are the fair market value of the common stock on the date the options are granted and an option's maximum term is ten years. Options are generally exercisable at the time they are granted up to two years after the date of grant.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                            2000                     1999                     1998
                                                  ------------------------------------------------------------------------
                                                              WEIGHTED                 Weighted                 Weighted
                                                               AVERAGE                  Average                  Average
                                                              EXERCISE                 Exercise                 Exercise
                                                  OPTIONS       PRICE      Options       Price      Options       Price
                                                  ------------------------------------------------------------------------

    Outstanding, beginning of year                 541,548   $    14.24     326,020   $    12.27     301,178   $      8.33
    Granted                                        263,769         8.11     330,000        15.35     106,268         19.43
    Exercised                                      (20,723)        6.86     (61,214)        7.67     (62,144)         7.26
    Forfeited                                     (185,909)       13.97     (53,258)       16.84     (19,282)         9.05
                                                  ------------------------------------------------------------------------
    Outstanding, end of year                       598,685   $    11.85     541,548   $    14.24     326,020   $     12.27
                                                  ========================================================================
    Exercisable at December 31, 2000               506,457   $    12.30
                                                  =====================

Stock options outstanding at December 31, 2000 are exercisable at prices ranging from $ 5.81 to $ 19.92 a share. The weighted-average remaining contractual life of those options is approximately 8 years.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12
STOCK OPTIONS AND GRANTS (CONTINUED)

Had compensation cost for stock options granted in 2000, 1999 and 1998 been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                       2000          1999          1998
                                                                                   ----------------------------------------
    Net income:
         As reported                                                               $    (2,875)  $     7,947   $     11,743
                                                                                   ========================================
         Pro forma                                                                 $    (3,278)  $     6,993   $     11,475
                                                                                   ========================================
    Basic earnings per share:
         As reported                                                               $     (0.27)  $      0.76   $       1.13
                                                                                   ========================================
         Pro forma                                                                 $     (0.31)  $      0.67   $       1.11
                                                                                   ========================================
    Diluted earnings per share:
         As reported                                                               $     (0.27)  $      0.76   $       1.12
                                                                                   ========================================
         Pro forma                                                                 $     (0.31)  $      0.67   $       1.09
                                                                                   ========================================

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 6.1%, 5.6% and 4.6%, volatility .34, .23 and .26, dividend yield of 5.4%, 4.0% and 3.0%, and an expected life of 7.0, 7.8 and 7.8 years. The weighted-average fair value of options granted was $1.47 per share in 2000, $4.36 per share in 1999 and $5.07 per share in 1998.


13
COMMITMENTS AND CONTINGENCIES

Lease commitments and total rental expense:
     The Bank rents facilities under lease agreements which expire at various dates through 2024, and require various minimum annual rentals. The total minimum rental commitments at December 31, 2000 are as follows:

        During the year ending December 31 (in thousands):

             2001                                                                                               $     1,385
             2002                                                                                                     1,418
             2003                                                                                                     1,419
             2004                                                                                                     1,324
             2005                                                                                                     1,007
             Later years                                                                                             20,247
                                                                                                                -----------
                                                                                                                $    26,800
                                                                                                                ===========

     The total rental expense included in the income statements for the years ended December 31, 2000, 1999 and 1998 is $1,476,000, $1,254,000 and
     $388,000, respectively.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13
COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies:
     The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company's management, these suits should not result in judgments which, in the aggregate, would have a material adverse effect on the Company's consolidated financial statements.


14
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

A summary of the contractual amount of the Bank's financial instrument commitments at December 31, 2000 and 1999 is as follows (in thousands):

                                                                                                       2000          1999
                                                                                                 --------------------------
    Commitments to grant loans                                                                   $    90,000   $     56,000
    Unfunded commitments under lines of credit                                                       169,000        113,000
    Outstanding letters of credit                                                                      5,000          9,000

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


15
CONCENTRATION OF CREDIT RISK

The Bank grants commercial, residential and consumer loans to customers primarily located in eastern Pennsylvania. The concentrations of credit by type of loan are set forth in Note 5. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




16
TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with their executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2000 and 1999, these persons were indebted to the Bank for loans totaling $ 8,797,000 and $ 9,581,000, respectively. During 2000, $ 3,184,000 of new loans were made, repayments totaled $ 2,315,000 and other changes were $ 1,653,000. Other changes consisted of loans to persons no longer affiliated with the Company as an executive officer or director.


17
REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. At December 31, 2000 and 1999, required reserves were approximately $ 5,445,000 and $ 2,512,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




17
REGULATORY MATTERS AND STOCKHOLDERS' EQUITY (CONTINUED)

The actual capital amounts and ratios are also presented in the table below:

                                                                                                          To Be Well
                                                                                  For Capital          Capitalized Under
                                                                                    Adequacy           Prompt Corrective
                                                            Actual                  Purposes           Action Provisions
                                                       ------------------------------------------------------------------
                                                       Amount       Ratio       Amount      Ratio       Amount      Ratio
                                                       ------------------------------------------------------------------
                                                                            (Dollars In Thousands)
     AS OF DECEMBER 31, 2000:
          Total capital (to risk weighted assets):
              Company                              $    105,334    11.18 %   $     75,374   8.00  %            N/A
              Bank                                      101,366    10.76           75,358   8.00     $     94,198  10.00 %
          Tier I capital (to risk weighted assets):
              Company                                    95,663    10.15           37,687   4.00               N/A
              Bank                                       91,695     9.73           37,679   4.00           56,519  6.00
          Tier I capital (to average assets):
              Company                                    95,633     6.46           59,249   4.00               N/A
              Bank                                       91,695     6.21           59,067   4.00           73,833  5.00

     AS OF DECEMBER 31, 1999:
          Total capital (to risk weighted assets):
              Company                              $    111,747    14.28 %   $     62,172   8.00  %            N/A
              Bank                                      104,435    13.41           62,320   8.00     $     77,899  10.00 %
          Tier I capital (to risk weighted assets):
              Company                                   104,746    13.38           31,086   4.00               N/A
              Bank                                       97,434    12.51           31,160   4.00           46,740  6.00
          Tier I capital (to average assets):
              Company                                   104,746     7.43           56,363   4.00               N/A
              Bank                                       97,434     6.94           56,142   4.00           70,178  5.00

State and federal banking laws and regulations limit the amount of dividends that may be paid by the Bank and the Company. Under an agreement with the Company's regulatory agencies, the regulatory agencies must be notified of all Company and Bank dividends and the dividends must be in compliance with applicable laws and regulations or be approved by the regulatory agencies. Additionally, any new indebtedness of the Company, or the purchase of treasury stock by the Company, requires approval by the regulatory agencies. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specified obligations.

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




18
--------------------------------------------------------------------------------
EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                                 Years Ended December 31,
                                                           2000            1999           1998
                                                         ---------------------------------------
                                                           (In Thousands, Except Per Share Data)

Net income (loss) applicable to common stock             $ (2,875)       $  7,947       $ 11,743
                                                         =======================================
Weighted average common shares outstanding                 10,462          10,414         10,358
Effect of dilutive securities, stock options                   --              77            142
                                                         ---------------------------------------

Weighted average common shares outstanding used to
     calculate diluted earnings per share                  10,462          10,491         10,500
                                                         =======================================
Basic earnings (loss) per share                          $  (0.27)       $   0.76       $   1.13
                                                         =======================================
Diluted earnings (loss) per share                        $  (0.27)       $   0.76       $   1.12
                                                         =======================================

19
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2000 and 1999:

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

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




19
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




19
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair value of the Company's financial instruments at December 31, 2000 and 1999 were as follows:

                                                                 2000                                1999
                                                      --------------------------------------------------------------
                                                        CARRYING        ESTIMATED     Carrying            Estimated
                                                         AMOUNT         FAIR VALUE     Amount             Fair Value
                                                      --------------------------------------------------------------
                                                                              (In Thousands)
Financial Assets:
    Cash and due from banks                           $   39,246       $   39,246       $   49,904       $   49,904
    Interest-bearing deposits with banks                  23,784           23,784              114              114
    Federal funds sold                                        --               --              470              470
    Securities available for sale                        365,043          365,043          438,173          438,173
    Securities held to maturity                          168,022          163,969          261,785          235,829
    Loans receivable, net                                828,676          820,068          658,725          656,966
    Mortgage loans held for sale                              --               --            4,854            4,854
    Due from mortgage investors                            1,640            1,640            4,957            4,957
    Accrued interest receivable                           13,381           13,381           13,970           13,970

Financial Liabilities:
    Deposits                                           1,310,324        1,312,234        1,024,516        1,022,333
    Accrued interest payable                               4,254            4,254            6,688            6,688
    Other borrowed funds                                  18,676           18,676          274,434          274,434
    Long-term debt                                        60,000           56,277           85,000           80,526
    Guaranteed preferred beneficial interest in
    Company's subordinated debentures                     10,000            9,880           10,000            9,146

Off-Balance Sheet Financial Instruments:
    Commitments to extend credit                              --               --               --               --
    Outstanding letters of credit                             --               --               --               --

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




20
--------------------------------------------------------------------------------
PARENT COMPANY ONLY FINANCIAL INFORMATION

                                 BALANCE SHEETS

--------------------------------------------------------------------------------

December 31,                                                                                      2000           1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (In Thousands)
              ASSETS

Cash                                                                                          $        249   $      1,875
Investment in subsidiaries:
     Banking subsidiary                                                                             93,468         83,702
     Non-banking subsidiary                                                                          1,744          1,629
Other assets                                                                                         2,701          2,517
                                                                                             -------------------------------

                                                                                              $     98,162   $     89,723
                                                                                             ===============================
     LIABILITIES AND STOCKHOLDERS' EQUITY

Guaranteed preferred beneficial interest in Company's subordinated debentures                 $     10,000   $     10,000
Other liabilities                                                                                      725            945
                                                                                             -------------------------------

                                                                                                    10,725         10,945

Stockholders' equity                                                                                87,437         78,778
                                                                                             -------------------------------

                                                                                              $     98,162   $     89,723
                                                                                             ===============================


                              STATEMENTS OF INCOME

--------------------------------------------------------------------------------

Years Ended December 31,                                                         2000             1999           1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                            (In Thousands)
Dividend income:
     Banking subsidiary                                                     $       4,327    $       7,500   $      3,550
     Non-banking subsidiary                                                            50               --          4,900
Interest and dividend income                                                           60              181            474
Interest expense                                                                     (962)             (61)            --
Other income                                                                          195              127            870
Other expenses                                                                       (398)            (385)        (3,247)
                                                                           -------------------------------------------------

              Income before income tax benefits and equity in
                  undistributed net income (loss) of subsidiaries                   3,272            7,362          6,547

Income tax benefits                                                                  (379)              (4)          (532)
                                                                           -------------------------------------------------

              Income before equity in undistributed net
                  income (loss) of subsidiaries                                     3,651            7,366          7,079
                                                                           -------------------------------------------------

Equity in undistributed net income (loss):
     Banking subsidiary                                                            (6,542)             537          6,464
     Non-banking subsidiary                                                            16               44         (1,800)
                                                                           -------------------------------------------------

                                                                                   (6,526)             581          4,664
                                                                           -------------------------------------------------

              Net income (loss)                                             $      (2,875)   $       7,947   $     11,743
                                                                           =================================================

MAIN STREET BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




20
--------------------------------------------------------------------------------
PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

Years Ended December 31,                                                           2000           1999           1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                        $      (2,875)  $      7,947   $     11,743
     Undistributed net income (loss) of subsidiaries                                  6,526           (581)        (4,664)
     Other                                                                             (402)          (611)        (1,831)
                                                                             -----------------------------------------------

              Net cash provided by operating activities                               3,249          6,755          5,248
                                                                             -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sales of securities available for sale                                              --             --            100
     Additional investments in subsidiaries                                             (50)       (13,000)        (5,000)
                                                                             -----------------------------------------------

              Net cash used in investing activities                                     (50)       (13,000)        (4,900)
                                                                             -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Pre-merger stock transactions of pooled entities                                    --             --            464
     Guaranteed preferred beneficial interest in Company's subordinated
         debentures                                                                      --         10,000             --
     Proceeds from exercise of stock options                                            142            476            342
     Cash payment for fractional shares in connection with dividend                      --             --            (29)
     Cash dividends                                                                  (4,967)        (5,848)        (5,117)
                                                                             -----------------------------------------------

              Net cash provided by (used in) financing activities                    (4,825)         4,628         (4,340)
                                                                             -----------------------------------------------

              Net decrease in cash                                                   (1,626)        (1,617)        (3,992)

Cash:
     Beginning                                                                        1,875          3,492          7,484
                                                                             -----------------------------------------------

     Ending                                                                   $         249   $      1,875   $      3,492
                                                                             ===============================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to the directors and executive officers is incorporated herein by reference to the Company's definitive Proxy Statement to be used in connection with the Company's 2001 Annual Meeting of Shareholders (the "Proxy Statement"). Pursuant to Securities and Exchange Commission regulations, the Company is required to identify the names of persons who failed to file or filed a late report required under Section 16(a) of the Exchange Act of 1934, as amended. Generally, the reporting regulations under Section 16(a) require directors and executive officers to report changes in their ownership in the Company's stock. Based on the Company's review of copies of such reports received or written representations from certain directors and executive officers, the Company believes that, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and control persons were complied with, with the exception of a Form 4 required to be filed by Mr. Ehrlich in connection with the purchase of common stock acquired through the exercise of stock options, which was filed late.

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

         3.2      Bylaws of Main Street Bancorp, Inc., as amended.

         10.1 Executive Employment Agreement, dated August 13, 1999, among Main Street Bancorp, Inc., Main Street Bank and Richard A. Ketner, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


         10.2 Deferred Compensation Agreement, dated October 14, 1999 by and between Main Street Bancorp, Inc., and Richard A. Ketner, incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.3 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc., Main Street Bank and Brian M. Hartline, President and Chief Executive Officer, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

         10.4 Executive Employment Agreement, dated November 1, 2000 by and among Main Street Bancorp, Inc., Main Street Bank and Andrew
                  J. Rothermel, Executive Vice President and General Counsel.

         10.5 Executive Employment Agreement, dated November 1, 2000 by and among Main Street Bancorp, Inc., Main Street Bank and Robert
                  J. Smik, Executive Vice President and Chief of Operations.

         10.6 Executive Employment Agreement, dated November 1, 2000 by and among Main Street Bancorp, Inc., Main Street Bank and Robert
                  A. Kuehl, Executive Vice President and Chief Financial
                  Officer.

         21.1     List of Subsidiaries of the Company, included herein.

         23.1     Consent of Beard Miller Company LLP, independent auditors.



a.(2) Financial Statement Schedules

                   None.

a.(3) Reports on Form 8-K

                  (1) On October 30, 2000, the Company filed a Current Report on Form 8-K, dated October 24, 2000, to report information under item 5. No financial statements were filed with the Current Report.

                  (2) On November 17, 2000, the Company filed a Current Report on Form 8-K, dated November 14, 2000, to report information under item 5. The Company's third quarter financial statements were filed as part of the Current Report.

                                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MAIN STREET BANCORP, INC.

                                                     By:/s/Brian M. Hartline
                                                        ------------------------
                                                        Brian M. Hartline
                                                        President and CEO

March 27, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                          Title                   Date
      ---------                          -----                   ----
/s/Brian M. Hartline                Director, President        March 27, 2001
-----------------------------       and CEO (Principal
Brian M. Hartline                   Executive Officer)


/s/Robert A. Kuehl                  Executive V.P./            March 27, 2001
-----------------------------       CFO (Principal
Robert A. Kuehl                     Financial Officer)


/s/Donna L. Rickert                 Sr. V.P./Controller        March 27, 2001
-----------------------------       (Principal Accounting
Donna L. Rickert, C.P.A.            Officer)


/s/                                 Chairman of the Board      March 27, 2001
-----------------------------       and Director
Ezekial S. Ketchum



/s/Albert L. Evans, Jr.             Vice Chairman and          March 27, 2001
-----------------------------       Director
Albert L. Evans, Jr.



/s/Richard D. Biever                Director                   March 27, 2001
-----------------------------
Biever, Richard D.


/s/Richard T. Fenstermacher         Director                   March 27, 2001
-----------------------------
Richard T. Fenstermacher


/s/Ivan H. Gordon                   Director                   March 27, 2001
-----------------------------
Ivan H. Gordon

/s/Frederick A. Gosch               Director                   March 27, 2001
-----------------------------
Frederick A. Gosch


/s/Jeffrey W. Hayes                 Director                   March 27, 2001
-----------------------------
Jeffrey W. Hayes


/s/Alfred B. Mast                   Director                   March 27, 2001
-----------------------------
Alfred B. Mast


/s/Wesley R. Pace                   Director                   March 27, 2001
-----------------------------
Wesley R. Pace

/s/Raman V. Patel                   Director                   March 27, 2001
-----------------------------
Raman V. Patel


/s/Floyd S. Weber                   Director                   March 27, 2001
-----------------------------
Floyd S. Weber

                                INDEX TO EXHIBITS

    Exhibit
    Number
    -------

         3.1 Articles of Incorporation of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

         3.2      Bylaws of Main Street Bancorp, Inc., as amended.

         10.1     Executive Employment Agreement, dated August 13, 1999, among
                  Main Street Bancorp, Inc., Main Street Bank and Richard A.
                  Ketner, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         10.2 Deferred Compensation Agreement, dated October 14, 1999 by and between Main Street Bancorp, Inc., and Richard A. Ketner, incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1999.

         10.3 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc., Main Street Bank and Brian M.
                  Hartline, President and Chief Executive Officer, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2000.

         10.4 Executive Employment Agreement, dated November 1, 2000 by and among Main Street Bancorp, Inc., Main Street Bank and Andrew
                  J. Rothermel, Executive Vice President and General Counsel.

         10.5 Executive Employment Agreement, dated November 1, 2000 by and among Main Street Bancorp, Inc., Main Street Bank and Robert
                  J. Smik, Executive Vice President and Chief of Operations.


         10.6 Executive Employment Agreement, dated November 1, 2000 by and among Main Street Bancorp, Inc., Main Street Bank and Robert
                  A. Kuehl, Executive Vice President and Chief Financial
                  Officer.

         21.1     List of Subsidiaries of the Company, included herein.

         23.1 Consent of Beard Miller Company LLP, independent auditors, included herein.