Form 10-Q
period 2001-03-31
MAIN STREET BANCORP INC
filed 2001-05-11
CIK 1060558

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for Quarterly period ended March 31, 2001.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

                                  No. 0-24145
                                  -----------
                            (Commission File Number)

                           MAIN STREET BANCORP, INC.
                           -------------------------
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

                                        Number of Shares Outstanding
                                            as of April 30, 2001

COMMON STOCK ($1.00 Par Value)                   10,470,380
-----------------------------                   -------------
        (Title of Class)                    (Outstanding Shares)

                           MAIN STREET BANCORP, INC.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 2001

                                    Contents

PART I     FINANCIAL INFORMATION                        Page No.

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
            March 31, 2001 and December 31, 2000              4

           Consolidated Statements of Income for
            Three Month Periods ended
            March 31, 2001 and 2000                           5

           Consolidated Statements of Stockholders'
            Equity for the Three Month Periods
            Ended March 31, 2001 and 2000                     6

           Consolidated Statements of Cash Flows for
            the Three Month Periods Ended  March 31,
            2001 and 2000                                     7

           Notes to Consolidated Financial Statements         9

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations    12

Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                      19
PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                 19
Item 2.    Changes in Securities                             19
Item 3.    Defaults Upon Senior Securities                   19
Item 4.    Submission of Matters to a Vote of Security
            Holders                                          19
Item 5.    Other Information                                 19
Item 6.    Exhibits and Reports on Form 8-K                  19

     In addition to historical information, this information may contain "forward-looking statements" which are made in good faith by Main Street Bancorp, Inc. ("Main Street"), pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Main Street's strategies, goals, beliefs, expectations, estimates, intentions, financial condition, results of operations, future performance and business of Main Street and, therefore, involve risks and uncertainties that are subject to change based on various important factors, some of which, in whole or in part, are beyond Main Street's control. Numerous competitive, economic, regulatory, legal and technological factors, among others, could cause Main Street's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements. Main Street cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statements takes into account the impact that any future acquisition may have on Main Street and any such forward-looking statement. Main Street does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by or on behalf of Main Street.

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                        March 31,        December 31,
                                                                          2001              2000
                                                                       -----------------------------
                                                                       (Unaudited)
ASSETS                                                                 (In thousands, except share data)
Cash and due from banks                                                $   35,850         $   39,246
Interest-bearing deposits with banks                                       10,496             23,784
Securities available for sale                                             401,550            365,043
Securities held to maturity, fair value March 31,
   2001 $165,193; December 31, 2000 $163,969                              166,207            168,022
Loans receivable, net of allowance for loan losses
   March 31, 2001 $11,640; December 31, 2000 $9,671                       838,754            828,676
Due from mortgage investors                                                 3,593              1,640
Bank premises and equipment, net                                           35,944             36,109
Accrued interest receivable and other assets                               30,290             33,624
                                                                       ----------         ----------

           TOTAL ASSETS                                                $1,522,684         $1,496,144
                                                                       ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
        Demand, non-interest bearing                                   $  156,060         $  152,817
        Demand, interest bearing                                          149,989            158,075
        Savings                                                           416,169            404,723
        Time deposits                                                     606,179            594,709
                                                                       ----------         ----------

           TOTAL DEPOSITS                                               1,328,397          1,310,324
                                                                       ----------         ----------

   Accrued interest payable and other liabilities                          13,615              9,707
   Other borrowed funds                                                    21,030             18,676
   Long-term debt                                                          60,000             60,000
   Guaranteed preferred beneficial interest in
           Company's subordinated debentures                               10,000             10,000
                                                                       ----------         ----------

           TOTAL LIABILITIES                                            1,433,042          1,408,707
                                                                       ----------         ----------

 Stockholders' equity:
   Preferred stock, par value $10.00 per share; authorized and
        unissued 5,000,000 shares                                               -                  -
   Common stock, par value $1.00 per share; authorized
        50,000,000 shares; issued and outstanding 10,470,380 shares        10,470             10,470
   Surplus                                                                 64,670             64,670
   Retained earnings                                                       16,248             13,484
   Accumulated other comprehensive income (loss)                           (1,746)            (1,187)
                                                                       ----------         ----------
           TOTAL STOCKHOLDERS' EQUITY                                      89,642             87,437
                                                                       ----------         ----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,522,684         $1,496,144
                                                                       ==========         ==========

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                               For the Three Months Ended
                                                               --------------------------
                                                          March 31, 2001         March 31, 2000
                                                          -------------------------------------
                                                          (In thousands, except per share data)
Interest income:
 Loan receivable, including fees                             $17,528                    $14,206
 Interest and dividends on securities:
  Taxable                                                      4,991                      7,060
  Tax-exempt                                                   2,894                      4,171
 Other                                                           363                         10
                                                             ----------------------------------

   Total interest income                                      25,776                     25,447
                                                             ----------------------------------

Interest expense:
 Deposits                                                     13,796                     10,416
 Other borrowed funds                                            241                      4,326
 Long-term debt                                                  966                      1,282
                                                             ----------------------------------

   Total interest expense                                     15,003                     16,024
                                                             ----------------------------------

     Net interest income                                      10,773                      9,423
Provision for loan losses                                      2,500                        375
                                                             ----------------------------------
   Net interest income after provision
    for loan losses                                            8,273                      9,048
                                                             ----------------------------------

Other income:
 Income from fiduciary activities                                256                        236
 Customer service fees                                         1,887                      1,707
 Mortgage banking activities                                     525                        204
 Net realized gains (losses) on sale of securities             2,949                        (17)
 Other                                                           266                        310
                                                             ----------------------------------

   Total other income                                          5,883                      2,440
                                                             ----------------------------------

Other expenses:
 Salaries and benefits                                         4,913                      5,096
 Occupancy                                                     1,351                      1,372
 Equipment depreciation and maintenance                          896                        754
 Data processing and MAC Fees                                    754                        707
 Advertising                                                     446                        755
 Office supplies and expense                                     514                        612
 Professional fees                                               501                        224
 Other                                                         1,263                      1,003
                                                             ----------------------------------

   Total other expenses                                       10,638                     10,523
                                                             ----------------------------------

  Income before income taxes                                   3,518                        965

Federal income taxes (benefit)                                   225                       (988)
                                                             ----------------------------------
   Net Income                                                $ 3,293                    $ 1,953
                                                             ==================================
 Basic earnings per share                                    $  0.31                    $  0.19
                                                             ==================================

 Diluted earnings per share                                  $  0.31                    $  0.19
                                                             ==================================

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the Three Months Ended March 31, 2001 and 2000

                                             Number Of                                        Accumulated
                                             Shares                                           Other
                                             Common       Common                Retained      Comprehensive
                                             Stock        Stock      Surplus    Earnings      Income (loss)      Total
                                             -------------------------------------------------------------------------
                                                                             (In thousands, except share data)
Balance, December 31, 1999                   10,449,657   $10,450    $64,548    $21,326       $ (17,546)       $78,778
                                                                                                               -------
   Comprehensive income
   Net income                                                                     1,953                          1,953
   Change in net unrealized
       gains (losses) on securities
       available for sale                                                                         3,346          3,346
                                                                                                               -------

       Total comprehensive income                                                                                5,299
                                                                                                               -------
   Issuance of common stock upon
        exercise of stock options                   188        --         --         --              --             --
   Discount on dividend reinvestment                 --        --        (10)        --              --         (   10)
   Cash dividends declared, $0.14 per share          --        --         --     (1,463)             --         (1,463)
                                             -------------------------------------------------------------------------

Balance March 31, 2000                       10,449,845   $10,450    $64,538    $21,816        ($14,200)       $82,604
                                             =========================================================================

Balance, December 31, 2000                   10,470,380   $10,470    $64,670    $13,484       $  (1,187)       $87,437
                                                                                                               -------
   Comprehensive income
   Net income                                                                     3,293                          3,293
   Change in net unrealized
       gains (losses) on securities
       available for sale                                                                          (559)          (559)
                                                                                                               -------

       Total comprehensive income                                                                                2,734
                                                                                                               -------

   Cash dividends declared, $0.05 per share          --        --         --       (529)             --           (529)
                                             -------------------------------------------------------------------------

Balance March 31, 2001                       10,470,380   $10,470    $64,670    $16,248         ($1,746)       $89,642
                                             =========================================================================

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        For the Three Months Ended
                                                                                        --------------------------
                                                                                 March  31, 2001           March 31,2000
                                                                                 ---------------------------------------
                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $   3,293                $  1,953
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Provision for loan losses                                                              2,500                     375
    Provision for depreciation and amortization                                              935                     894
    (Gain) Loss on sale of equipment and foreclosed real estate                               95                     (72)
    Net realized (gain) loss on sale of securities                                        (2,949)                     17
    Provision for deferred income taxes                                                    2,574                  (1,106)
    Gain on sale of student loan portfolio                                                   (94)                      -
    Proceeds from sale of mortgage loans                                                   5,500                  10,302
    Net gain on sale of mortgage loans                                                      (428)                    (57)
    Mortgage loans originated for sale                                                    (7,025)                (12,244)
    Net amortization of security premiums and discounts                                     (229)                   (216)
    (Increase) decrease in accrued interest receivable and other assets                    1,747                  (7,817)
    Increase in accrued interest payable and other liabilities                             3,966                      94
                                                                                       ---------                --------

        Net cash provided by (used in) operating activities                                9,885                  (7,877)
                                                                                       ---------                --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                                  95,248                  16,864
    Proceeds from maturities of and principal repayments on securities
      available for sale                                                                   8,509                   2,522
    Proceeds from maturities and calls of securities held to maturity                      2,000
    Purchases of securities available for sale                                          (138,118)                (60,942)
    (Increase) Decrease in interest-bearing deposits with banks                           13,288                     (36)
    Loans made to customers, net of principal collected                                  (18,959)                (44,653)
    Proceeds from sale of student loan portfolio                                           5,592                       -
    Proceeds from sales of foreclosed real estate                                            165                     288
    Proceeds from sales of bank premises and equipment                                        51                       5
    Purchases of premises and equipment                                                     (955)                 (1,677)
                                                                                       ---------                --------

        Net cash used in investing activities                                            (33,179)                (87,629)
                                                                                       =========                ========

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS Con't. (Unaudited)

                                                                                   For the Three Months Ended
                                                                                   --------------------------
                                                                                 March 31, 2001   March 31, 2000
                                                                                 -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                                         $ 6,603         $ 49,395
    Net increase in time deposits                                                        11,470           35,466
    Proceeds from other borrowed funds                                                    2,354              700
    Cash dividends paid                                                                    (529)          (1,473)
                                                                                        -------         --------

       Net cash provided by financing activities                                         19,898           84,088
                                                                                        -------         --------

       Increase (decrease) in cash and due from banks                                    (3,396)         (11,418)

Cash and due from banks:

    Beginning                                                                            39,246           49,904
                                                                                        -------         --------

    Ending                                                                              $35,850         $ 38,486
                                                                                        =======         ========

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                             Three Months Ended
                                                          ------------------------
                                                           March 31,    March 31,
                                                             2001         2000
                                                          -----------  -----------
     Numerator, net income                                $ 3,293,000  $ 1,953,000
                                                          ===========  ===========

     Denominator:
          Denominator for basic earnings per
               share, weighted average shares              10,470,380   10,449,837

          Effect of dilutive securities, stock options         69,150       37,697
                                                          -----------  -----------

          Denominator for diluted earnings per
               share, weighted average shares
               and assumed conversions                     10,539,530   10,487,534
                                                          ===========  ===========

      Basic earnings per common share                     $      0.31  $      0.19
                                                          ===========  ===========

      Diluted earnings per common share                   $      0.31  $      0.19
                                                          ===========  ===========

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                                   March 31,        March 31,
                                                                     2001             2000
                                                                   ---------        ---------
Unrealized holding gains (losses) on available
     for sale securities                                           $   2,102        $   5,131
Reclassification adjustment for (gains)
    losses included in net income                                     (2,949)              17
                                                                   ---------        ---------

Net unrealized gains (losses)                                           (847)           5,148

Tax effect                                                              (288)           1,802
                                                                   ---------        ---------

           Net of tax amount                                       $    (559)       $   3,346
                                                                   =========        =========

NEW ACCOUNTING STANDARD

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the Statement did not have a significant impact on the Company.

SPECIAL CHARGES

In 2000, the Company accrued for special charges relating to the closing of Granite Mortgage Company, the closing or selling of branch locations, closing certain loan production offices and the termination of employment agreements for certain executives. The components of the related accrual for special charges for the first quarter of 2001 are as follows:

  (In thousands)                            Beginning       Special          Non-Cash          Cash
                                             Balance        Charges         Writedowns       Payments           Balance
                                              1/1/01                                                           03/31/01
                                           -----------------------------------------------------------------------------
  Severance and employee-related costs      $   2,937       $     -         $       -       $      267        $    2,670
  Exit of Granite Mortgage                      1,014             -                 -              125               889
  Other                                           929             -                 -               25               904
                                           -----------------------------------------------------------------------------
                                            $   4,880       $     -         $       -       $      417        $    4,463
                                           =============================================================================

The above severance and employee-related costs include payments to former executives under employment agreements in connection with the restructuring plan announced on April 25, 2000 as well as severance and employee-related costs announced in the third quarter of 2000. As per the employment agreements, payments are being made monthly over 12 to 36 months, depending on the individual agreement.

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

SUBSEQUENT EVENT

On March 20, 2001, the Company signed an agreement of sale for the retail branch located in Wind Gap, Pennsylvania. The Company anticipates the closing to occur by the end of the second quarter. The loss associated with the sale of this branch was accounted for in the prior year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      On July 25, 2000, the Company and the Bank entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Philadelphia ("FRB") and the Pennsylvania Department of Banking (the "Department"). The MOU is not a formal supervisory action by the FRB or the Department. Generally, the MOU addresses perceived regulatory concerns identified by the FRB as a result of its combined examination of the Company and the Bank and its information systems and transfer agent examinations of the Bank, all as of December 31, 1999. The Company and the Bank agreed in the MOU to: establish a risk management program; revise its ALCO policies, limits, and procedures; develop a contingency liquidity plan; develop an interest rate-risk plan; conduct a risk assessment relating to internet banking; develop a comprehensive strategic plan and budget; take certain corrective actions with respect to loan policies, and credit management; take various actions with respect to information systems; and take certain corrective actions with respect to transfer agent activities. The management and Directors of the Company and the Bank also agreed to establish an asset liability committee and a compliance committee of at least three (3) outside directors and to engage an outside consultant to evaluate management's interest rate risk models and the strategies used to monitor interest rate risk. The agreement establishes a schedule for compliance and requires additional regulatory reporting by the Company and the Bank. Under the MOU, the Company and the Bank may declare and pay corporate dividends, out of funds legally available for the payment of dividends, after prior notice to the FRB and the Department. Since the signing of the MOU, the FRB has approved payment of the Company's quarterly dividends. The Company may incur additional debt and the Company may redeem its own stock with prior written approval from the FRB and the Department. The Company and the Bank continue to take those actions necessary to comply with their respective obligations under the MOU.

      The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of Main Street Bancorp, Inc. (the "Company") with a primary focus on an analysis of operating results.

                        FINANCIAL CONDITION HIGHLIGHTS

      Total assets increased to $1.52 billion at March 31, 2001, compared to $1.50 billion at December 31, 2000, an increase of $27.0 million, or 1.8%. This increase was primarily reflected in securities and loans.

      Interest-bearing deposits with banks decreased $13.3 million, or 55.9%, from $23.8 million at December 31, 2000 to $10.5 million at March 31, 2001. The decrease was due to proceeds from securities sales in December which were held in the interest-bearing deposit account until reinvested back into securities in the first quarter of 2001.

      Securities increased $34.7 million, or 6.5%, to $567.8 million at March 31, 2001 when compared to $533.1 million at December 31, 2000. The increase is due to the purchase of $138.1 million in securities, offset by the securities sales and maturities of $105.8 million. During the first quarter of 2001, the Company continued to sell securities as part of the restructuring plan to decrease interest rate risk. The Company sold approximately $57 million in government agencies and $11 million in longer-term municipal bonds. These securities were than replaced with shorter-term, AAA grade corporate bonds, primarily collateralized mortgage obligations (CMO) and Government National Mortgage Association (GNMA's). As a result of these sales, the company recognized securities gains of $2.9 million in the first quarter of 2001. Nearly the entire bond securities portfolio is rated AAA by either Standard & Poor or Moodys. There were no derivatives held at March 31, 2001 and no investments in hedge funds. Securities held were primarily government agencies, municipalities, or bank stocks at March 31, 2001.

     Loans receivable, net of allowance for loan losses of $11.6 million at March 31, 2001 and $9.7 million at December 31, 2000, increased to $838.8 million at March 31, 2001 from $828.7 million at December 31, 2000. The increase of $10.1 million, or 1.2%, occurred mostly in commercial real estate; however, the Company expects future growth will be more concentrated in the commercial and industrial category. The loan growth is slowing compared to prior periods as expected given the current economic slowdown and due to the sale of the $5.6 million student loan portfolio in the first quarter and also due to the decline in residential mortgages which is linked to the recent increase in mortgage refinancings. During the first three months of 2001, the Company provided for $2.5 million in loan losses. See "Provision for Loan Losses" for a further discussion of the provision.

     Amounts due from mortgage investors increased to $3.6 million at March 31, 2001 from $1.6 million at December 31, 2000. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for investors for periods ranging from three to twenty-one days.

     Accrued interest receivable and other assets decreased by 9.9%, or $3.3 million, from $33.6 million at December 31, 2000 to $30.3 million at March 31, 2001. The slight decrease was due to a lower amount of accrued interest receivable on investments because the majority of the security purchases did not occur until late in the first quarter.

     Total deposits, the primary source of funds, increased $18 million to $1.33 billion at March 31, 2001 compared to $1.31 billion at December 31, 2000. The increase in deposits was primarily in savings and time deposits. Savings deposits increased from $404.7 million at December 31, 2000 to $416.2 million at March 31, 2001 and total time deposits increased $11.5 million to $606.2 million at March 31, 2001 from $594.7 million at December 31, 2000. Deposits continue to show a modest increase despite the decline in deposit rates during the first quarter of 2001.

     Accrued interest payable and other liabilities increased $3.9 million, or 40.3%, from $9.7 million at December 31, 2000 to $13.6 million at March 31, 2001. The increase was due to the change in taxes payable as a result of $2.7 million refund received from the NOL (net operating loss) carryback claim filed with the Internal Revenue Service.

     Other borrowed funds and long-term debt increased slightly to $81.0 million at March 31, 2001 compared to $78.7 million at December 31, 2000, an increase of $2.3 million, or 3.0%. Long-term debt remained at $60 million at both March 31, 2001 and December 31, 2000. Therefore, the entire increase occurred in other borrowed funds. The increased use of the Cash

Management - Overnight Repo product accounted for all of the increase in other borrowed funds.

   Stockholders' equity increased $2.2 million, or 2.5%, from $87.4 million at December 31, 2000 to $89.6 million at March 31, 2001. The increase was due to net income of $3.3 million, less the change in unrealized security losses of $559,000 and less cash dividends paid to stockholders of $529,000.

                             RESULTS OF OPERATIONS

Overview
--------

     Net income for the first quarter of 2001 was $3.3 million compared to $2.0 million for the first quarter of 2000, an increase of 68.6%. On a per share basis, basic and diluted earnings were $0.31 and $0.19 for the first quarter of 2001 and 2000, respectively. Net income on an operating basis, which excludes realized security gains and losses, special charges and an additional loan loss provision, net of taxes, was $2.3 million, or $0.22 per share, for the first quarter of 2001 compared to $2.0 million, or $0.19 per share, for the comparable quarter in 2000, an increase of 16.4%. During the first quarter of 2001, the Company realized a pre-tax gain on the sale of securities of $2.9 million, which was partially offset by an increased loan loss provision of $1.5 million, for a total loan loss provision of $2.5 million.

Net Interest Income
-------------------

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For the first quarter of 2001, net interest income, calculated on a tax-equivalent basis, increased $675,000, or 5.9%, to $12.2 million from $11.5 million in the first quarter of 2000.

     Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin increased 26 basis points to 3.47% in the first quarter of 2001 from 3.21% in the first quarter of 2000, calculated on a tax-equivalent basis.

     The increase in net interest income was primarily due to a higher level of loans at higher yields versus the lower-yielding securities. Average interest-earning assets actually decreased $38 million, or 2.7%, from $1.44 billion at March 31, 2000 to $1.40 billion at March 31, 2001. Securities decreased $222.5 million, or 29.5 %, from $754.3 million at March 31, 2000 to $531.8 million at March 31, 2001 and average loans increased $157.6 million, or 23.0%, to $842.0 million at March 31, 2001 from $684.4 million at March 31, 2000. The Company continued to restructure the balance sheet during the first quarter of 2001, whereby the Company sold longer-term government agencies and municipal securities with a higher-interest rate risk profile and reinvested the proceeds into primarily cash flowing securities with a shorter duration.

     Interest income earned on interest-earning assets decreased $346,000, or 1.3%, from $27.5 million for the first quarter ending March 31, 2000 to $27.2 million for the first quarter ending March 31, 2001, calculated on a tax-equivalent basis. However, the yield on average interest-earning assets increased 12 basis points to 7.81% for the first quarter of 2001 versus 7.69% for the comparable quarter of 2000. The increase in the yield on average interest-earning assets is due to a higher ratio of loans to total assets (56% at March 31, 2001 versus 45% at March 31, 2000).

     The Company's total interest expense also decreased - by $1.0 million, or 6.4%, from $16.0 million for the first quarter of 2000 compared to $15.0 million for the first quarter of 2001. Average interest-bearing liabilities decreased $65.0 million from $1.32 billion for the first quarter of 2000 to $1.25 billion for the first quarter of 2001. The average rate paid on interest-bearing liabilities decreased slightly, from 4.89% for the first quarter of 2000 to 4.86% for the first quarter of 2001, despite an increase in deposit rates of 31 basis points year-over-year due to the significant pay down of borrowed funds during 2000. Average interest-bearing deposits increased $232 million, or 24.9%, to $1.16 billion at March 31, 2001 compared to $929.3 million at March 31, 2000. The average rate paid on average interest-bearing deposits was 4.82% at March 31, 2001 compared to 4.51% at March 31, 2000.


Provision For Loan Losses
-------------------------

     The Company establishes provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan and lease losses at a level which is deemed to be appropriate based upon assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, present economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $2.5 million in the first quarter of 2001 compared to $375,000 in the first quarter of 2000. Of the $2.5 million, $1.5 million was an additional loan loss provision given the increase in the Company's non-performing loans and due to the Company's desire to increase the overall reserve level for the loan portfolio. Non-performing loans were $11.0 million at March 31, 2001, an increase of 34.1% from the $8.2 million at December 31, 2000.

Other Income
------------

     Other income for the quarter ended March 31, 2001, was $5.9 million versus $2.4 million for the comparable quarter in 2000. Excluding securities gains and losses, other income on an operating basis of $2.9 million for the first quarter of 2001 represented an increase of $477,000, or 19.4%, over the $2.5 million for the first quarter of 2000. Increases occurred in mortgage banking activities, due to strong originations and the high level of refinanced mortgages resulting from the declining interest rate environment, and in customer service fees, due to increases in credit card interchange fees and increases in the number of credit card accounts. Mortgage banking income increased $321,000, or 157%, to $525,000 for the first quarter of 2001, while customer service fee income increased $180,000, or 10.5%, to $1.9 million for the first quarter of 2001. Income from fiduciary activities increased $20,000, or 8.5%, to $256,000 for the first quarter of 2001 compared to $236,000 for the comparable quarter in 2000, due to modest price increases and improvement in customer service.

Other Expenses
--------------

     Total other expenses increased modestly by $115,000, or 1.1% to $10.6 million for the first quarter of 2001 compared to $10.5 million for the first quarter of 2000. Increases in equipment depreciation and maintenance, data processing and MAC fees, professional fees and other expenses were offset by decreases in salaries and benefits, occupancy and advertising.

     Salaries and employee benefits decreased $183,000, or 3.6%, from $5.10 million for the first quarter ended March 31, 2000, to $4.91 million for the first quarter of 2001. The number of full-time equivalents was cut by 11% year-over-year due to the closing of several branches, loan production offices and Granite Mortgage Company in 2000. However, the drop in the FTE count is offset by an increasing average salary per employee due to hiring individuals at middle and upper management levels to increase management expertise. In the first quarter of 2000, the Company incurred $182,000 for salaries and benefits associated with Granite Mortgage Company, which was subsequently closed in the second quarter of 2000.

     Occupancy expense decreased $21,000, or 1.5%, from $1.37 million for the first quarter of 2000 to $1.35 million for the first quarter of 2001. As mentioned above, the Company incurred occupancy expenses of $50,000 relating to Granite Mortgage Company in the first quarter of 2000.

     Equipment depreciation and maintenance increased $142,000, or 18.8%, to $896,000 for the first quarter of 2001 compared to $754,000 for the first quarter of 2000. The increase was due to the Company's new emphasis on improving its technological capabilities and also due to a higher level of equipment maintenance.

     Data processing and MAC fees increased $47,000, or 6.6%, to $754,000 for the first quarter of 2001 compared to $707,000 in the first quarter of 2000. The increase was a result of increased volume in credit card processing/ATM processing and an ongoing service fee paid to Pinnacle Financial for the administration of the Company's Bounce Protection product.

     Advertising and marketing decreased $309,000, or 40.9%, from $755,000 for the first quarter of 2000 to $446,000 for the first quarter of 2001. The decrease from last year is partly timing related, as the Company expects advertising and related expenses to steadily increase throughout the remainder of the year. In addition, in the first quarter of 2000 advertising expenses related to branch promotional items and promotion of Certificate of Deposit (CD's) specials were higher than the first quarter of 2001.

     Office supplies and expenses decreased $98,000, or 16.0%, from $612,000 for the first quarter of 2000 to $514,000 for the same period in 2000. The decrease was a result of the recent efforts to decrease costs in the retail branches and also the elimination of Granite Mortgage Company.

     Professional fees increased $277,000, or 123.7%, to $501,000 for the first quarter of 2001 compared to $224,000 for the first quarter of 2000. The increase was due primarily to consulting engagements related to operational efficiency and the development of incentive-based compensation programs within the Retail, Commercial and Mortgage Banking Divisions.

Federal Income Taxes
--------------------

     The provision for federal income taxes was $225,000 for the first quarter of 2001 compared to a $988,000 benefit for the first quarter of 2000. Excluding the tax effect on the realized gains on sale of securities of $1.0 million in the first quarter of 2001, the Company would have realized a tax benefit of $778,000. The Company's effective tax rate is expected to be lower than the statutory rate of 34% for the remainder of 2001 due to the Company's existing and expected level of bank-qualified municipal securities and tax-free loans which would generate tax-exempt interest income.

     In addition, based on preliminary projections, the Company expects its effective tax rate to be in 10% to 15% range for the remainder of 2001 and expects its effective tax rate to be between 20% to 25% for 2002.

Asset Quality
-------------

     Non-performing assets as a percentage of total assets increased to 0.84% as of March 31, 2001 from 0.61% at December 31, 2000 and 0.44% at March 31, 2000.
Non-performing assets increased to $12.7 million at March 31, 2001 from $9.2 million at December 31, 2000. Non-performing loans were $11.0 million at March 31, 2001, an increase of 34.1% from the $8.2 million at December 31, 2000. The increase from year-end 2000 was primarily due to the addition of one commercial real estate loan, for which the Company ultimately expects repayment given the results of recent appraisals. The coverage ratio (reserve for loan losses to non-performing loans) was 105.5% at March 31, 2001, while the reserve for loan losses to gross loans increased to 1.37% for the same period, from 1.15% at December 31, 2000. Non-performing loans are comprised of non-accrual loans, accruing loans that are 90 days or more past due and restructured loans. Non-performing assets are composed of non-performing loans and foreclosed real estate. Given the deterioration in the above ratios in the first quarter of 2001, the Company increased its allowance for loan losses by $2.5 million for the quarter.

     Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at March 31, 2001. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions, an increase in loan volume, or for other reasons. Any such increase could adversely affect the Company's results of operations.

Capital
-------

     The Company's Tier 1 capital to risk-weighted assets ratio at March 31, 2001 was 9.75% compared to 10.15% at December 31, 2000. These ratios exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at March 31, 2001 was 10.90% compared to 11.18% at December 31, 2000. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At March 31, 2001, the Company's leverage ratio was 6.61% versus 6.46% at December 31, 2000. Therefore, the Company is categorized as "well capitalized" under applicable Federal regulations.

Liquidity
---------

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by the fair value of securities not pledged as collateral, cash and amounts due from banks, interest-bearing deposits with banks, and Federal funds sold. Held to maturity securities are classified as liquid assets to the extent they are not pledged as collateral. These liquid assets totaled $545.1 million at March 31, 2001 compared to $534.7 million at December 31, 2000.

     Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds, utilizing the borrowing facilities of the Federal Reserve System or the Federal Home Loan Bank (FHLB) System, or utilitizing repurchase agreements with other institutions and customers. The Bank utilizes a variety of these methods of liability liquidity. At March 31, 2001, the Bank had approximately $342.2 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $300.1 million at December 31, 2000. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates. Management believes that the Company has adequate resources, including principal repayments and repayments of loans, to fund all of its commitments to the extent required. In addition, although the Company has extended commitments to fund loans or lines of credit, historically, the Company has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing customer accounts will remain with the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     During the first quarter of 2001, the Company continued to sell securities as part of the restructuring plan to decrease interest rate risk. The Company sold approximately $57 million in government agencies and $11 million in longer-term municipal bonds. These securities were than replaced with shorter-term, AAA grade corporate bonds, primarily CMO's, and GNMA's.


                                    PART II
                                    -------

Item 1. Legal Proceedings - The Company is, from time to time, a party (plaintiff or defendant) to lawsuits that are in the normal course of the Company's business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company.

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

          3.2 Bylaws of Main Street Bancorp, Inc., as amended, incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     10.3 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc, Main Street Bank and Brian M. Hartline, President and Chief Executive Officer, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

     10.4 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc, Main Street Bank and Andrew J. Rothermel, Executive Vice President and General Counsel, incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     10.5 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc, Main Street Bank and Robert J. Smik, Executive Vice President and Chief of Operations, incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     10.6 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc, Main Street Bank and Robert A. Kuehl, Executive Vice President and Chief Financial Officer, incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


      (b)  Reports on Form 8-K

           (1) On March 1, 2001, the Company filed a Current Report on Form 8-K, dated February 27, 2001, to report information under item 5. No Financial statements were filed with the Current Report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MAIN STREET BANCORP, INC.

                                    (Registrant)


May 11, 2001                        /s/ Robert A. Kuehl
------------                        -------------------
                                    Robert A. Kuehl
                                    Executive Vice President and Chief
                                    Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.    Description
----------     -----------

       3.1 Articles of Incorporation of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

       3.2 Bylaws of Main Street Bancorp, Inc., as amended, incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

      10.3 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc, Main Street Bank and Brian M. Hartline, President and Chief Executive Officer, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

      10.4 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc, Main Street Bank and Andrew J. Rothermel, Executive Vice President and General Counsel, incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      10.5 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc, Main Street Bank and Robert J. Smik, Executive Vice President and Chief of Operations, incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      10.6 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc, Main Street Bank and Robert A. Kuehl, Executive Vice President and Chief Financial Officer, incorporated herein by reference to Exhibit

      10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.