Form 10-Q
period 2001-06-30
MAIN STREET BANCORP INC
filed 2001-08-14
CIK 1060558

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended June 30, 2001.

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

                                 (610) 685-1400
                                 --------------
                        (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                                                   Number of Shares Outstanding
                                                        as of  July 31, 2001

COMMON STOCK ($1.00 Par Value)                              10,478,666
-----------------------------                         ---------------------
      (Title of Class)                                (Outstanding Shares)

                           MAIN STREET BANCORP, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 2001

                                    Contents

PART I     FINANCIAL INFORMATION                                   Page No.

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
             June 30, 2001 and December 31, 2000                      4

           Consolidated Statements of Income for the
             Three Month and Six Month Periods ended
             June 30, 2001 and 2000                                   5

           Consolidated Statement of Stockholders'
             Equity for the Six Month Periods
             Ended June 30, 2001 and 2000                             6

           Consolidated Statements of Cash Flows for
             the Six Month Periods Ended  June 30,
             2001 and 2000                                            7

           Notes to Consolidated Financial Statements                 9

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations           13

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                             21
PART II    OTHER INFORMATION

Item 1.  Legal Proceedings                                           21
Item 2.  Changes in Securities                                       21
Item 3.  Defaults Upon Senior Securities                             21
Item 4.  Submission of Matters to a Vote of Security
           Holders                                                   21
Item 5.  Other Information                                           21
Item 6.  Exhibits and Reports on Form 8-K                            22

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

     It is expected that Sovereign Bancorp, Inc. ("SBI") will file with the SEC a Registration Statement on Form S-4 in connection with the proposed merger of the Company with SBI, which will include a Proxy Statement/Prospectus of SBI and the Company. The Proxy Statement/ Prospectus will also be mailed to shareholders of the Company. We encourage investors and shareholders to read the Registration Statement and the entire Proxy Statement/Prospectus carefully when they are available, as these documents will contain important information about SBI, the Company, the acquisition of the Company by SBI, the persons soliciting proxies relating to the acquisition, their interests in the proposed acquisition and related matters. You may obtain free copies of these documents when they become available through the website maintained by the SEC at www.sec.gov or from the Company by directing a request to Andrew J. Rothermel,
-----------
Secretary, at (610) 685-1466.

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                               June 30,     December 31,
                                                                                                 2001          2000
                                                                                              ---------------------------
                                                                                              (Unaudited)
ASSETS                                                                                        (In thousands, except share data)
Cash and due from banks                                                                       $   32,373     $   39,246
Interest-bearing deposits with banks                                                              17,263         23,784
Securities available for sale                                                                    463,084        365,043
Securities held to maturity, fair value June 30,
   2001 $163,128; December 31, 2000 $163,969                                                     168,079        168,022
Loans receivable, net of allowance for loan losses
   June 30, 2001 $11,548; December 31, 2000 $9,671                                               848,969        828,676
Due from mortgage investors                                                                        2,199          1,640
Bank premises and equipment, net                                                                  35,138         36,109
Accrued interest receivable and other assets                                                      37,108         33,624
                                                                                              ----------     ----------

TOTAL ASSETS                                                                                  $1,604,213     $1,496,144
                                                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
        Demand, non-interest bearing                                                          $  154,894     $  152,817
        Demand, interest bearing                                                                 203,714        158,075
        Savings                                                                                  427,084        404,723
        Time deposits                                                                            598,986        594,709
                                                                                              ----------     ----------

TOTAL DEPOSITS                                                                                 1,384,678      1,310,324
                                                                                              ----------     ----------

   Accrued interest payable and other liabilities                                                  9,749          9,707
   Other borrowed funds                                                                           26,351         18,676
   Long-term debt                                                                                 85,000         60,000
   Guaranteed preferred beneficial interest in
         Company's subordinated debentures                                                        10,000         10,000
                                                                                              ----------     ----------

TOTAL LIABILITIES                                                                              1,515,778      1,408,707
                                                                                              ----------     ----------

 Stockholders' equity:
   Preferred stock, par value $10.00 per share; authorized and
        unissued 5,000,000 shares                                                                      -              -
   Common stock, par value $1.00 per share; authorized
        50,000,000 shares; issued and outstanding 10,470,380 shares                               10,470         10,470
   Surplus                                                                                        64,670         64,670
   Retained earnings                                                                              18,768         13,484
   Accumulated other comprehensive income (loss)                                                  (5,473)        (1,187)
                                                                                              ----------     ----------
         TOTAL STOCKHOLDERS' EQUITY                                                               88,435         87,437
                                                                                              ----------     ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $1,604,213     $1,496,144
                                                                                              ==========     ==========

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               For the Three Months Ended                   For the Six Months Ended
                                             June 30, 2001    June 30, 2000           June 30, 2001         June 30, 2000
                                             ------------------------------           -----------------------------------
                                                                   (In thousands, except per share data)
Interest income:
   Loan receivable, including fees              $17,159         $15,582                    $34,687               $29,788
   Interest and dividends
    on securities:
      Taxable                                     5,969           6,782                     10,960                13,841
      Tax-exempt                                  2,804           4,004                      5,698                 8,176
   Other                                            215              11                        578                    21
                                                -------         -------                    -------               -------

         Total interest income                   26,147          26,379                     51,923                51,826
                                                -------         -------                    -------               -------

Interest expense:
   Deposits                                      13,035          11,566                     26,831                21,982
   Other borrowed funds                             207           3,477                        448                 7,803
   Long-term debt                                 1,216           1,301                      2,182                 2,583
                                                -------         -------                    -------               -------

         Total interest expense                  14,458          16,344                     29,461                32,368
                                                -------         -------                    -------               -------

             Net interest income                 11,689          10,035                     22,462                19,458
Provision for loan losses                           951           1,000                      3,451                 1,375
                                                -------         -------                    -------               -------
       Net interest income after provision
         for loan losses                         10,738           9,035                     19,011                18,083
                                                -------         -------                    -------               -------

Other income:
   Income from fiduciary activities                 276             270                        532                   506
   Customer service fees                          2,174           2,003                      4,061                 3,710
   Mortgage banking activities                      405            (349)                       930                  (145)
   Net realized gains
    (losses) on sale of securities                1,057             (43)                     4,006                   (60)
   Realized loss on sale of loans                  (247)              -                       (247)                    -
   Other                                             92              97                        359                   407
                                                -------         -------                    -------               -------

       Total other income                         3,757           1,978                      9,641                 4,418
                                                -------         -------                    -------               -------

Other expenses:
   Salaries and benefits                          5,242           5,087                     10,155                10,183
   Special Charges                                 (468)          4,797                       (468)                4,797
   Occupancy                                      1,257           1,320                      2,608                 2,692
   Equipment depreciation
    and maintenance                                 904             777                      1,800                 1,531
   Data Processing and MAC fees                     756             750                      1,510                 1,456
   Stationary and Supplies                          539             551                      1,053                 1,163
   Marketing                                        540             586                        986                 1,341
   Professional fees                                602             251                      1,103                   475
   Other                                          1,691           1,174                      2,955                 2,178
                                                -------         -------                    -------               -------

       Total other expenses                      11,063          15,293                     21,702                25,816
                                                -------         -------                    -------               -------

      Income (loss)before income taxes            3,432          (4,280)                     6,950                (3,315)

Federal income taxes (benefit)                      384          (1,877)                       610                (2,865)
                                                -------         -------                    -------               -------

       Net Income (loss)                        $ 3,048         $(2,403)                   $ 6,340               $  (450)
                                                =======         =======                    =======               =======

   Basic earnings (loss) per share                $0.29          $(0.23)                     $0.60                $(0.04)
                                                =======         =======                    =======               =======

   Diluted earnings (loss) per share              $0.29          $(0.23)                     $0.60                $(0.04)
                                                =======         =======                    =======               =======
See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)



                                       Number Of                                         Accumulated
                                        Shares                                              Other
                                        Common     Common                 Retained      Comprehensive
                                        Stock      Stock      Surplus     Earnings      Income (loss)      Total
                                      ---------- ----------  ----------   --------      -------------  --------------
                                                                         (In thousands, except share data)

Balance, December 31, 1999          10,449,657     $10,450    $64,548       $21,326       ($17,546)       $78,778
                                                                                                          -------
Comprehensive income
   Net income (loss)                                                           (450)                         (450)
   Change in net unrealized
      gains (losses) on securities
      available for sale                                                                     2,684          2,684
                                                                                                          -------

     Total comprehensive income                                                                             2,234
                                                                                                          -------
  Issuance of common stock upon
        exercise of stock options       20,297          20        120            --              --           140
  Cash dividends declared                   --          --         --        (2,940)             --        (2,940)
                                    ----------     -------   --------       -------       ---------       -------

Balance June 30, 2000               10,469,954     $10,470    $64,668       $17,936        ($14,862)      $78,212
                                    ==========     =======   ========       =======       =========       =======


Balance, December 31, 2000          10,470,380     $10,470    $64,670       $13,484       $  (1,187)      $87,437
Comprehensive income
   Net income (loss)                                                          6,340                         6,340
   Change in net unrealized
      gains (losses) on securities
      available for sale                                                                     (4,286)       (4,286)
                                                                                                          -------

     Total comprehensive income                                                                             2,054
                                                                                                          -------
  Issuance of common stock upon
        exercise of stock options           --          --         --            --              --           --
  Cash dividends declared                   --          --         --        (1,056)             --        (1,056)
                                    ----------     -------   --------       -------       ---------       -------

Balance June 30, 2001               10,470,380     $10,470    $64,670       $18,768        ($ 5,473)      $88,435
                                    ==========     =======   ========       =======       =========       =======
See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      For the Six Months Ended
                                                                                      -------------------------
                                                                                  June  30, 2001        June 30, 2000
                                                                               ----------------------------------------
                                                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                           $   6,340       $    (450)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Provision for loan losses                                                                   3,451           1,375
    Provision for depreciation and amortization                                                 1,887           1,769
    Loss on sale of equipment and foreclosed real estate                                          122             (26)
    Net realized (gain) loss on sale of securities                                             (4,006)             60
    Provision for deferred income taxes                                                          (405)         (1,102)
    Proceeds from sale of mortgage loans                                                       39,150          35,453
    Loss on sale of loans                                                                         153               -
    Net gain on sale of mortgage loans                                                           (752)            364
    Mortgage loans originated for sale                                                        (38,957)        (30,963)
    Net (amortization) accretion of security premiums and discounts                              (320)           (440)
    (Increase) decrease in accrued interest receivable and other assets                          (678)         (2,603)
    Increase (decrease) in accrued interest payable and other liabilities                          42           2,383
                                                                                            ---------       ---------

        Net cash provided by operating activities                                               6,027           5,820
                                                                                            ---------       ---------
-

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                                      173,755         100,436
    Proceeds from maturities of and principal repayments on securities
        available for sale                                                                     22,348           5,273
    Proceeds from maturities and call of securities held to maturity                            2,000              15
    Purchases of securities available for sale                                               (298,369)        (61,410)
    Purchases of securities held to maturity                                                                       --
    (Increase) decrease in interest-bearing deposits with banks                                 6,521             (36)
    Loans made to customers, net of principal collected                                       (32,124)       (106,982)
    Proceeds from sale of loans                                                                 7,102              --
    Proceeds from sales of foreclosed real estate                                               1,032             466
    Proceeds from sales of bank premises and equipment                                             80              24
    Purchases of premises and equipment                                                        (1,218)         (2,652)
                                                                                            ---------       ---------

        Net cash used in investing activities                                                (118,873)        (64,866)
                                                                                            ---------       ---------

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CON'T. (UNAUDITED)

                                                             For the Six Months Ended
                                                          ------------------------------
                                                          June 30, 2001   June 30, 2000
                                                          --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                $ 70,077        $ 76,222
    Net increase in time deposits                                 4,277          43,066
    Proceeds from (repayment of) other borrowed funds             7,675         (62,484)
    Proceeds from long-term borrowings                           25,000              --
    Proceeds from exercise of stock options                          --             140
    Cash dividends paid                                          (1,056)         (2,940)
                                                               --------        --------
       Net cash provided by financing activities                105,973          54,004
                                                               --------        --------

        Increase (decrease) in cash and due from banks          ( 6,873)         (5,042)

Cash and due from banks:

    Beginning                                                    39,246          49,904
                                                               --------        --------
    Ending                                                     $ 32,373        $ 44,862
                                                               ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                              $ 29,304        $ 33,366
                                                               ========        ========

         Income taxes                                          $      -        $  1,360
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.



EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                             Three Months Ended                 Six Months Ended
                                                             ------------------                 ----------------
                                                           June 30,      June 30,            June 30,   June 30,
                                                             2001          2000                2001       2000
                                                         -----------   -----------          ---------- ----------
Numerator, net income (loss)                             $ 3,048,000   $(2,403,000)       $ 6,340,000  $  (450,000)
                                                         ===========   ===========        ===========  ===========

Denominator:
  Denominator for basic earnings per
   share, weighted average shares                         10,470,380    10,458,684         10,470,380   10,454,261

  Effect of dilutive securities, stock options               102,777             -             85,468            -
                                                         -----------   -----------        -----------  -----------
  Denominator for diluted earnings per
   share, weighted average shares
    and assumed conversions                               10,573,157    10,458,684         10,555,848   10,454,261
                                                         ===========   ===========        ===========  ===========

 Basic earnings (loss) per common share                  $      0.29   $     (0.23)       $      0.60  $     (0.04)
                                                         ===========   ===========        ===========  ===========

 Diluted earnings (loss) per common share                $      0.29   $     (0.23)       $      0.60  $     (0.04)
                                                         ===========   ===========        ===========  ===========

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                   For the Six Months Ended
                                                  --------------------------
                                                      June          June
                                                     30, 2001      30, 2000
                                                    ---------     ---------
Unrealized holding gains (losses) on available
     for sale securities                            $ (10,500)    $   4,069
Less reclassification adjustment for gains
    (losses) included in net income                     4,006           (60)
                                                    ---------     ---------

Net unrealized gains (losses)                          (6,494)        4,129

Tax (expense) benefit                                  (2,208)        1,445
                                                    ---------     ---------

           Net of tax amount                        $  (4,286)    $   2,684
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

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Bank in January of 2002.

Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

Adoption of these statements is not expected to have a material impact on the Bank's financial condition or results of operations.

SUBSEQUENT EVENT

     On July 17, 2001, the Company announced the execution of a definitive agreement for the acquisition of the Company by Sovereign Bancorp, Inc. of Philadelphia, Pa. Sovereign, a $34 billion financial institution, is the third largest among financial institutions headquartered in Pennsylvania. The transaction, which is valued at approximately $170 million, equates to a purchase price of $16.10 (cash and stock) per share for Main Street shares. The merger is subject to regulatory approval and Main Street shareholder approval and is expected to close in the first quarter of 2002.

SPECIAL CHARGES

In 2000, the Company accrued for special charges relating to the closing of Granite Mortgage Company, the closing or selling of branch locations, closing certain loan production offices and the termination of employment agreements for certain executives. The components of the related accrual for special charges for the second quarter of 2001 are as follows:

                                 Beginning    Special       Non-Cash       Cash
   (In thousands)                 Balance     Charges      Writedowns    Payments     Balance
                                   4/1/01   (Reversals)                               06/30/01
                                ----------------------------------------------------------------
  Severance and
   employee-related costs       $ 2,670        $   -         $   -       $  273     $   2,397
  Exit of Granite Mortgage          889          (98)            -          791             -
  Other                             904         (370)           91          210           233
                                -------------------------------------------------------------
                                $ 4,463        $(468)        $  91       $1,274     $   2,630
                                =============================================================


The components of the related accrual for special charges for the first six months of 2001 are as follows:


                                 Beginning    Special       Non-Cash       Cash
   (In thousands)                 Balance     Charges      Writedowns    Payments     Balance
                                   1/1/01   (Reversals)                               06/30/01
                                ----------------------------------------------------------------
  Severance and
   employee-related costs        $ 2,937        $   -       $    -         $  540     $2,397
  Exit of Granite Mortgage         1,014          (98)           -            916          -
  Other                              929         (370)          91            235        233
                                ------------------------------------------------------------
                                 $ 4,880        $(468)      $   91         $1,691     $2,630
                                ============================================================

The above severance and employee-related costs include payments to former executives under employment agreements in connection with the restructuring plan announced on April 25, 2000 as well as severance and employee-related costs announced in the third quarter of 2000. As per the employment agreements, payments are being made monthly over 12 to 36 months, depending on the individual agreement.

On May 12, 2000, the Board of Directors announced that the Bank had ceased its Virginia mortgage operations at Granite Mortgage Corporation, Inc. because of the lack of profitability along with the fact that future prospects for achieving reasonable returns were doubtful. The exit costs of Granite Mortgage include the write-off of goodwill, the expected satisfaction of remaining contractual obligations of the Corporation and the related professional fees. In May 2001, the Company settled the remaining contractual obligations, which resulted in the $98,000 reversal of previously accrued charges.

Other special charges consist primarily of costs associated with the closing of certain loan and branch offices and related professional fees. In June 2001, the Company announced its plan to sell the retail branches in Doylestown, Pennsylvania and Lambertville, New Jersey. Based upon the terms of the agreement, the Company expects the loss to be incurred on the sale of these branches to be substantially less than the amount accrued at December 31, 2000 and therefore reversed $470,000 in previously accrued charges. The Company also accrued $100,000 for anticipated legal fees associated with a former employee litigation suit.

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

                         FINANCIAL CONDITION HIGHLIGHTS

   Total assets increased to $1.6 billion at June 30, 2001, compared to $1.5 billion at December 31, 2000, an increase of $108 million, or 7.2%. This increase was primarily reflected in securities and loans.

   Interest-bearing deposits with banks decreased $6.5 million, or 27.3%, from $23.8 million at December 31, 2000 to $17.3 million at June 30, 2001. The decrease was due to proceeds from securities sales in December which were held in the interest-bearing deposit account until reinvested back into securities in the first quarter of 2001.

   Securities increased $98.1 million, or 18.4%, to $631.2 million at June 30, 2001 when compared to $533.1 million at December 31, 2000. The increase is due to the purchase of $298.4 million in securities, offset by the securities sales
and maturities of $198.1 million.   During the first six months of 2001, the
Company continued to sell securities as part of the restructuring plan to decrease interest rate risk. The Company sold approximately $83 million in government agencies and $64 million in longer-term municipal bonds. These securities were then replaced with securities with shorter average lives, comprised of AAA grade corporate bonds, primarily collateralized mortgage obligations (CMO) and Government National Mortgage Association (GNMA's). As a result of these sales, the company recognized net securities gains of $4.0 million in the first six months of 2001. The securities portfolio is comprised almost entirely of securities rated AAA by either Standard & Poor or Moodys. There were no derivatives held at June 30, 2001 and no investments in hedge funds. Securities held were primarily government agencies, municipalities, or bank stocks at June 30, 2001.

   Loans receivable, net of allowance for loan losses of $11.5 million at June 30, 2001 and $9.7 million at December 31, 2000, increased to $849.0 million at June 30, 2001 from $828.7 million at December 31, 2000. The increase of $20.3 million, or 2.4%, occurred mostly in commercial and home equity loans. In 2001, the Company sold its $5.6 million student loan portfolio and also sold $1.7 million of nonperforming loans. Adjusting for these loan sales, the annualized growth rate for the first six months would have amounted to 7.0%. As expected, the loan growth is slowing compared to prior periods given the current economic slowdown, the Bank's increased focus on commercial and Industrial loans and the runoff of residential mortgages which is linked to the recent increase in mortgage refinancings. During the first six months of 2001, the Company provided for $3.5 million in loan losses. See "Provision for Loan Losses" for a further discussion of the provision.

   Amounts due from mortgage investors increased to $2.2 million at June 30, 2001 from $1.6 million at December 31, 2000. These amounts represent loans originated by the Bank for other mortgage investors/lenders under standing commitments. These loans are temporarily funded for investors for periods ranging from three to twenty-one days.

   Accrued interest receivable and other assets increased by 10.4%, or $3.5 million, from $33.6 million at December 31, 2000 to $37.1 million at June 30, 2001. The increase was due to the increase in deferred taxes as a result of the tax effect on the mark to market of securities available for sale.

   Total deposits, the primary source of funds, increased $75 million to $1.38 billion at June 30, 2001 compared to $1.31 billion at December 31, 2000. The increase in deposits was primarily in savings and interest bearing demand deposits. Savings deposits increased from $404.7 million at December 31, 2000 to $427.1 million at June 30, 2001 and total interest bearing demand deposits increased $45.6 million to $203.7 million at June 30, 2001 from $158.1 million at December 31, 2000. Deposits continue to show a modest increase despite the decline in deposit rates during the first six months of 2001.

       Other borrowed funds and long-term debt increased to $111.4 million at June 30, 2001 compared to $78.7 million at December 31.0, 2000, an increase of $32.7 million, or 41.6%. Long-term debt increased $25.0 million to $85.0 million at June 30, 2001. Other borrowed funds increased $7.0 million to $26.4 million at June 30, 2001, with Cash Management Repurchase Agreements accounting for the majority of the increase.

  Stockholders' equity increased $1.0 million, or 1.1%, from $87.4 million at December 31, 2000 to $88.4 million at June 30, 2001. The increase was due to net income of $6.3 million, less the change in unrealized security losses of $4.3 million and less cash dividends paid to stockholders of $1.1 million. Tier 1 capital increased to $101.4 million at June 30, 2001 from $95.6 million at December 31, 2000, an increase of $5.8 million, or 6.1%.

                             RESULTS OF OPERATIONS

Overview
--------

   Net income (loss)for the second quarter of 2001 was $3.0 million compared to
($2.4) million for the second quarter of 2000.    On a per share basis, basic
and diluted earnings (losses) were $0.29 and ($0.23) for the second quarter of
2001 and 2000, respectively.   Operating income, which excludes the special
charges, additional loan loss provision, one-time charges and realized security and loan gains and losses, net of tax, was $2.4 million for the second quarter of 2001 compared to $2.1 million for the second quarter of 2000, an increase of
12.8%.   Basic and diluted earnings per share, on an operating basis, would have been $0.23 and $0.20 for the second quarter of 2001 and 2000, respectively. During the second quarter of 2001, the Company realized a pre-tax gain on the sale of securities of $1.1 million and reversed previously accrued special charges of $468,000. These favorable items were partially offset with a pre-tax loss on sale of loans of $247,000 and a $300,000 charge for anticipated costs associated with certain litigation. In the second quarter of 2000, the Company incurred $4.8 million in special charges and $845,000 in one-time charges, primarily mortgage sale losses.

Net income (loss) for the first six months of 2001 was $6.3 million compared to ($450,000) for the first six months of 2000. On a per share basis, basic and diluted earnings (losses) were $0.60 and ($0.04). Operating income was $4.7 million and $4.1 million for the first six months of 2001 and 2000, respectively. Basic and diluted earnings per share, on an operating basis, would have been $0.45 and $0.39 for the first six months of 2001 and 2000, respectively. For the first six months of 2001, the Company realized a pre-tax gain on sale of securities of $4.0 million and reversed previously accrued special charges of $468,000. These favorable items were offset by an additional $1.5 million loan loss provision in the first quarter, a pre-tax loss on the sale of loans of $247,000 and a $300,000 charge for anticipated costs associated with certain litigation. During the first six months of 2000, the Company incurred $4.8 million in special charges and $845,000 in one-time charges, primarily mortgage sale losses.


Net Interest Income
-------------------

   Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For the second quarter of 2001, net interest income, calculated on a tax-equivalent basis, increased $1.0 million, or 8.3%, to $13.0 million from $12.0 million in the second quarter of 2000. For the first six months of 2001, net interest income, calculated on a tax-equivalent basis, increased $1.7 million, or 7.2%, to $25.2 million compared to $23.5 million for the first six months of 2000.

   The increase in net interest income was primarily due to a higher level of average loans and also due to a decrease in rates paid on interest-bearing liabilities. For the second quarter, average loans increased $116.0 million, or 15.6%, from $742.6 million at June 30, 2000 to $858.6 million at June 30, 2001, while average securities decreased $112.7 million, or 15.7 %, from $718.1 million at June 30, 2000 to $605.4 million at June 30, 2001. For the first six months, average loans increased $134.1 million, or 18.7%, to $850.3 million at June 30, 2001 from $716.2 million at June 30, 2000, while average securities decreased $167.5 million, or 22.7%, from $736.3 million at June 30, 2000 to $568.8 million at June 30, 2001. The Company continued to restructure the balance sheet during the second quarter and six months of 2001, whereby the Company sold longer-term government agencies and municipal securities with a higher-interest rate risk profile and reinvested the proceeds into primarily cash flowing securities with a shorter duration.

   Interest income earned on interest-earning assets decreased $899,000, or 3.2%, from $28.4 million for the second quarter ended June 30, 2000 to $27.5 million for the second quarter ended June 30, 2001, calculated on a tax-equivalent basis. The yield on average interest-earning assets decreased 38 basis points from 7.78% in the second quarter of 2000 to 7.40% in the second quarter of 2001, as the overall decline in rates since the beginning of the year reduced the yields for new loans and existing prime-based loans. Interest income from securities, calculated on a tax equivalent basis, decreased $2.6 million, or 20.5%, from $12.7 million for the second quarter ended June 30, 2000 to $10.1 million for the second quarter ended June 30, 2001. Interest income from loans, calculated on a tax equivalent basis, increased $1.6 million, or 10.3%, to $17.2 million for the second quarter ended June 30, 2001 compared to $15.6 million for the second quarter ended June 30, 2000.

    Interest income earned on interest-earning assets decreased $1.3 million, or 2.3%, from $55.9 million for the six months ended June 30, 2000 to $54.6 million for the first six months ended June 30, 2000, calculated on a tax-equivalent basis. The yield on average interest-earning assets decreased 13 basis points from 7.73% for the first six months of 2000 to 7.60% for the first six months of 2001, again due to the impact of the overall decline in rates since the beginning of the year.

   The Company's total interest expense decreased $1.8 million, or 11.0%, from $16.3 million for the second quarter of 2000 to $14.5 million for the second
quarter of 2001.    For the first six months, total interest expense decreased
$2.9 million, or 9.0%, from $32.4 million in 2000 to $29.5 million for the first six months of 2001. Average interest-bearing liabilities increased slightly by $3.0 million to $1.32 billion for the second quarter of 2001 compared to $1.32 billion for the second quarter of 2000 and decreased $32.0 million from $1.32 billion for the first six months of 2000 to $1.29 billion for the first six months of 2001. The average rate paid on interest-bearing liabilities decreased 58 basis points from 4.97% in the second quarter of 2000 to 4.39% in the second quarter of 2001 due to a decrease in deposit rates of 31 basis points and also due to the significant pay down of borrowed funds during the last quarter of 2000. The average rate paid on interest-bearing liabilities decreased from 4.94% for the first six months of 2000 to 4.61% for the first six months of 2001.

   Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin increased 20 basis points to 3.50% in the second quarter of 2001 from 3.30% in the second quarter of 2000, calculated on a tax-equivalent basis. Net interest margin increased 23 basis points to 3.48% for the first six months of 2001 from 3.25% for the first six months of 2000. Net interest margin increased due to the balance sheet restructuring that occurred in the fourth quarter of 2000 as well as the decline in deposit costs outpacing the decline in asset yields during this declining interest rate environment.

Provision For Loan Losses
-------------------------

     The Company establishes provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan and lease losses at a level which is deemed to be appropriate based upon assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, present economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $951,000 in the second quarter of 2001 compared to $1.0 million in the second quarter of 2000 and was $3.5 million for the first six months of 2001 compared to $1.4 million for the first six months of 2000. Of the $3.5 million, $1.5 million was an additional loan loss provision in the first quarter given the increase in the Company's non-performing loans at March 31. Non-performing loans were $8.6 million at June 30, 2001, a slight increase from the $8.2 million at December 31, 2000.

Other Income
------------

   Other income increased $1.8 million, or 90.0%, to $3.8 million in the second quarter of 2001 from $2.0 million in the second quarter of 2000. Other income increased $5.2 million, or 118.0%, to $9.6 million for the first six months of 2001 from $4.4 million for the first six months of 2000. During the first six months of 2001, the Company continued to sell securities as part of the restructuring plan to decrease interest rate risk. The Company sold approximately $83 million in government agencies and $64 million in longer-term municipal bonds. As a result of these sales, the company recognized securities gains of $4.0 million in the first six months of 2001. Excluding securities and loan gains and losses, other income on an operating basis of $2.9 million for the second quarter of 2001 represented an increase of $251,000, or 9.3%, over the $2.7 million in the second quarter of 2000. Year-to-date other income on an operating basis amounted to $5.9 million for 2001 compared to $5.2 million in 2000, an increase of $729,000, or 14.1%. The increase in other income for the second quarter and first six months of 2000 was mostly due to increased customer service fees and mortgage banking fees. Customer service fees increased from $2.0 million in the second quarter of 2000 to $2.2 million in the second quarter of 2001 and increased from $3.7 million for the first six months of 2000 to $4.1 million for the first six months of 2001. The increased customer service fees was attributed to new customers and higher transaction levels.

   Income from mortgage banking activities, excluding mortgage sale losses in 2000, increased $79,000, or 24.2%, to $405,000 for the second quarter of 2001 from $326,000 for the second quarter of 2000 and increased to $930,000 for the first six months of 2001 from $530,000 for the first six months of 2000. During the second quarter of 2000, the Company realized $675,000 in mortgage sale losses. The Company sold $7.9 million of mortgages classified as held for sale and also $4.2 million of portfolio loans. The 2000 income from mortgage banking activities was also down due to lack of profitability from Granite Mortgage Corporation, a wholly-owned subsidiary of the Bank. From January 1, 2000 through May 11, 2000, Granite Mortgage had an after-tax loss of ($260,000).

Other Expenses
--------------

   Total other expenses decreased $4.2 million, or 27.5% from $15.3 million for the second quarter of 2000 to $11.1 million for the second quarter of 2001 and decreased $4.1 million, or 15.9%, from $25.8 million for the first six months of 2000 to $21.7 million for the first six months of 2001.

   Salaries and benefits increased $155,000, or 3.0%, to $5.2 million for the second quarter ended June 30, 2001 from $5.1 million for the second quarter of
2000.   Salaries and benefits remained steady at $10.2 million for both year-to-
date 2001 and 2000. Salaries and benefits increased in the second quarter due to an increasing average salary per employee caused by the hiring of individuals at middle and upper management levels to increase management expertise. Year over year remained consistent because the increase caused by the hiring of individuals at middle and upper management levels was offset by the lack of salaries and benefits paid to Granite Mortgage Company employees.

   For the quarter and year-to-date 2001, the Company reversed a total of $468,000 in previously accrued special charges. This reversal consisted of $470,000 relating to branch closings which are expected to close at lower loss levels and $98,000 reversed upon the final settlement of certain Granite Mortgage claims. Offsetting these favorable items was $100,000 in anticipated legal costs associated with a former employee litigation suit. During the second quarter of 2000 and first six months of 2000, the Company recorded $4.8 million in special charges. The special charges included $2.0 million in costs related to the closing of Granite Mortgage Corporation, $2.4 million in severance payments and employee-related costs and $380,000 in loan office closings and professional fees.

   Occupancy expense decreased $63,000, or 4.7%, from $1.3 million in the second quarter of 2000 to $1.3 million in the second quarter of 2001 and decreased $84,000, or 3.1%, from $2.7 million for the first six months of 2000 to $2.6 million for the first six months of 2001. The decrease was caused by lower costs on lease expenses, utilities, real estate taxes, etc., due to the closing of three branches in the fourth quarter of 2000.

   Equipment depreciation and maintenance increased $127,000, or 16.3%, to $904,000 for the second quarter of 2001 compared to $777,000 for the second quarter of 2000 and increased $269,000, or 17.6%, to $1.8 million for the first six months of 2001 compared to $1.5 million for the first six months of 2000. The increase was due to depreciation and maintenance on new equipment, primarily personal computers, local area networks and other network equipment.

   Data processing and MAC fees increased $6,000, or 0.8%, to $756,000 in the second quarter of 2001 from $750,000 in the second quarter of 2000 and increased $54,000, or 3.7%, to $1.5 million for the first six months of 2001 compared to $1.5 million for the first six months of 2000. The increase was a result of increased volume in credit card processing/ATM processing and the ongoing service fee to Pinnacle Financial for Bounce Protection.

   Stationary and supplies decreased $12,000, or 2.2%, from $551,000 in the second quarter of 2000 to $539,000 for the same period in 2001 and decreased $110,000, or 9.5%, from $1.2 million for the first six months of 2000 to $1.1 million for the first six months of 2001. The decrease was as a result of the Company's effort to reduce costs and centralize supply ordering and also due to the closing of three branches in the fourth quarter of 2000.

   Professional fees increased $351,000, or 139.8%, to $602,000 for the second quarter of 2001 compared to $251,000 for the second quarter of 2000 and increased $628,000, or 132.2%, to $1.1 million for the first six months of 2001 from $475,000 for the comparable period in 2000. The increase in professional fees for the quarter and year-to-date was primarily due to consulting engagements related to operational efficiency and increased corporate legal fees relating to compliance with the memorandum of understanding.

   Marketing decreased $46,000, or 7.8%, from $586,000 for the second quarter of 2000 to $355,000 for the second quarter of 2001. Marketing also decreased $355,000, or 26.5%, from $1.3 million for the first six months of 2000 to $1.0 million for the first six months of 2000. The decrease is mostly timing related and also due to the cutback in promotional and give away items.

   Other operating expenses increased $517,000, or 44.0%, to $1.7 million for the second quarter of 2001 compared to $1.2 million for the second quarter of 2000 and increased $777,000, or 35.7%, to $3.0 million for the first six months of 2001 compared to $2.2 million for the first six months of 2000. The increase in other operating expenses was due primarily to reserves for legal expenses related to various litigation matters. Individually and collectively, these litigation matters are deemed immaterial to the company.


Federal Income Taxes
--------------------

   The provision for federal income taxes was $384,000 for the second quarter of 2001 compared to a $1.9 million benefit for the second quarter of 2000 and was $610,000 for the first six months of 2001 compared to a $2.9 million benefit for the first six months of 2000. The tax benefit in 2000 resulted from a higher level of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans compared to pretax income and also due to the special charges and other one-time charges. The effective tax rates for the second quarter and year-to-date 2001 were 11.2% and 8.8%. The 8.8% is consistent with the Company's projected tax rate for the full year 2001.

Asset Quality
-------------

   Non-performing assets as a percentage of total assets were 0.61% at June 30, 2001 and December 31, 2000. Non-performing assets increased from $9.2 million at December 31, 2000 to $9.8 million at June 30, 2001. The ratio of the allowance for loan losses to non-performing loans was 117.59% at December 31, 2000 and increased to 133.15% at June 30, 2001. Non-performing loans are comprised of non-accrual loans, accruing loans that are 90 days or more past due and restructured loans. During the quarter, the Bank sold $1.7 million of commercial loans, which were mostly non-performing loans, that resulted in a loss of $247,000. The loan loss reserve as a percentage of total loans was 1.34% at June 30, 2000, up from 1.15% at December 31, 2000.

   Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at June 30, 2001. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions, an increase in loan volume, or for other reasons. Any such increase could adversely affect the Company's results of operations.

Capital
-------

   The Company's Tier 1 capital to risk-weighted assets ratio at June 30, 2001 was 9.59% compared to 10.15% at December 31, 2000. These ratios exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at June 30, 2001 was 10.68% compared to 11.18% at December 31, 2000. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At June 30, 2001, the Company's leverage ratio was 6.46%, consistent with December 31, 2000. The Company is categorized as "well capitalized" under applicable Federal regulations.

Liquidity
---------

   Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by the fair value of securities not pledged as collateral, cash and amounts due from banks, interest-bearing deposits with banks, and Federal funds sold. Held to maturity securities are classified as liquid assets to the extent they are not pledged as collateral. These liquid assets totaled $444.7 million at June 30, 2001 compared to $534.7 million at December 31, 2000.

   Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds, utilizing the borrowing facilities of the Federal Reserve System or the FHLB System, or utilizing repurchase agreements with other institutions and customers. The Bank utilizes a variety of these methods of liability liquidity. At June 30, 2001, the Bank had approximately $313.7 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $300.1 million at December 31, 2000. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates. Management believes that the Company has adequate resources, including principal repayments and repayments of loans, to fund all of its commitments to the extent required. In addition, although the Company has extended commitments to fund loans or lines of credit, historically, the Company has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing customer accounts will remain with the Company.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   During the first six months of 2001, the Company continued to sell securities as part of the restructuring plan to decrease interest rate risk. The Company sold approximately $83 million in government agencies and $64 million in longer-term municipal bonds. These securities were then replaced with primarily shorter-term, AAA grade corporate bonds, collateralized mortgage obligations
(CMO) and Government National Mortgage Association (GNMA's).

                                    PART II
                                    -------

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

  The 2001 Annual Meeting of Shareholders (the "Meeting") of the Company was held on May 2, 2001. Notice of the Meeting was mailed to shareholders on or about March 30, 2001.

  The Meeting was held for the following purposes:

  1. To elect four Class III directors to hold office for three years from the date of election and until their successors are elected and qualified;


  2. To transact such other business as may properly come before the Annual Meeting and any adjournment or postponement thereof.


  There was no solicitation in opposition to the nominees of the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld for each of the nominees for election to the Board of Directors were as follows:


Nominee                         For           Withheld
-----------------------      ---------        --------
William H. Combs, III        7,627,708         652,992
Albert L. Evans, Jr.         7,666,685         614,015
Jeffrey W. Hayes             7,678,242         602,458
Raman V. Patel               7,693,678         587,022



Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8 - K

       (a)    Exhibits

       3.1 Articles of Incorporation of Main Street Bancorp, Inc., incorporated herein by reference to Exhibit 3.1 of the Registration Statement No. 333-44697 on Form S-4 of the registrant.

       3.2 Bylaws of Main Street Bancorp, Inc., as amended, incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended D December 31, 2000.

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

 (b)    Reports on Form 8 - K

        (1) - On June 22, 2001, the Company filed a Current Report on Form 8-K, dated June 18, 2001, to report information under item 5. No Financial statements were filed with the Current Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MAIN STREET BANCORP, INC.

                                          (Registrant)


August 14, 2001                           /s/ Robert A. Kuehl
---------------                           -------------------
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

 10.6 Executive Employment Agreement, dated November 1, 2000, by and among Main Street Bancorp, Inc, Main Street Bank and Robert A. Kuehl, Executive Vice President and Chief Financial Officer, incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000