Form 10-Q
period 2001-09-30
MAIN STREET BANCORP INC
filed 2001-11-14
CIK 1060558

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended September 30, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

                                  No. 0-24145
                                  -----------
                           (Commission File Number)

                           MAIN STREET BANCORP, INC.
                           -------------------------
            (Exact Name of Registrant as Specified in its Charter)

   PENNSYLVANIA                                     23-2960905
   ------------                                     ----------
(State of Incorporation)                     (IRS Employer ID Number)

      601 PENN STREET, READING, PA                     19601
 --------------------------------------                -----
(Address of Principal Executive Offices)            (Zip Code)

                                (610) 685-1400
                                --------------
                        (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                -

                                               Number of Shares Outstanding
                                                  as of  November 1, 2001

COMMON STOCK ($1.00 Par Value)                          10,515,396
-----------------------------                 -------------------------------
       (Title of Class)                             (Outstanding Shares)

                           MAIN STREET BANCORP, INC.

                                   FORM 10-Q

                   For the Quarter Ended September 30, 2001

                                   Contents

PART I    FINANCIAL INFORMATION                           Page No.
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
           September 30, 2001 and December 31, 2000          5

          Consolidated Statements of Income for the
           Three Month and Nine Month Periods ended
           September 30, 2001 and 2000                       6

          Consolidated Statement of Stockholders'
           Equity for the Nine Month Periods
           Ended September 30, 2001 and 2000                 7

          Consolidated Statements of Cash Flows for
           the Nine Month Periods Ended  September 30,
           2001 and 2000                                     8

          Notes to Consolidated Financial Statements        10

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations    15

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk                                      24
PART II    OTHER INFORMATION

Item 1.   Legal Proceedings                                 24
Item 2.   Changes in Securities                             24
Item 3.   Defaults Upon Senior Securities                   24
Item 4.   Submission of Matters to a Vote of Security
           Holders                                          24
Item 5.   Other Information                                 24
Item 6.   Exhibits and Reports on Form 8-K                  24

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

  Sovereign Bancorp, Inc. filed a Registration Statement on SEC Form S-4, and Sovereign and Main Street filed a Proxy Statement/Prospectus with the SEC in connection with the transaction discussed herein, which Main Street has mailed to stockholders of Main Street containing information about the Acquisition. Investors and security holders are urged to read the Registration Statement and the Proxy Statement/Prospectus carefully. The Registration Statement and the Proxy Statement/Prospectus contain important information about Sovereign, Main Street, the acquisition of Main Street by Sovereign, the persons soliciting proxies relating to the acquisition, their interests in the acquisition and related matters. Investors and security holders will be able to obtain free copies of these documents through the website maintained by the SEC at www.sec.gov. Free copies of the Proxy Statement/Prospectus and these other documents may also be obtained from Main Street by directing a request to Andrew
J. Rothermel, Secretary, at (610) 685-1466. In addition to the Registration Statement and the Proxy Statement/Prospectus, Sovereign and Main Street file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements or other information at the SEC public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549, or at any of the SEC's other public reference rooms in New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Sovereign's and Main Street's filings with the SEC are also available to the public from commercial document-retrieval services and at the Web site maintained by the SEC at www.sec.gov
                                  -----------

     Main Street Bancorp, Inc. and its officers and directors may be deemed to be participants in the solicitation of proxies from Main Street stockholders with respect to the transactions contemplated by the merger agreement. Information regarding Main Street's officers and directors is included in Main Street's Proxy Statement for its 2001 Annual Meeting, filed with the SEC on March 29, 2001. Main Street's 2001 Proxy Statement also discloses the interests of such officers and directors in the event of an acquisition of Main Street (including, among other things, the acceleration of certain benefits or rights upon a "change-in-control"). Main Street's Quarterly Reports on Form 10-Q, filed with the SEC on November 10, 1999 and November 14, 2000, and its Annual Report on Form 10-K, filed with the SEC on March 29, 2001 contain additional disclosures concerning agreements with Main Street's officers. Main Street's 2001 Proxy Statement and Quarterly Reports on Form 10-Q are each available free of charge at the SEC's web site at www.sec.gov and from Main Street upon
                                   -----------
request. Additionally, pursuant to the merger agreement, two Main Street directors will become Sovereign Bank directors. As of the date of this news release, Main Street is not aware of any director or officer who beneficially owns in excess of 5% of Main Street's common stock, except as disclosed in its 2001 Proxy Statement.

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                                    September 30,     December 31,
                                                                         2001             2000
                                                                  ----------------------------------
                                                                  (Unaudited)
                                                                  (In thousands, except share data)
ASSETS

Cash and due from banks                                             $   33,957         $   39,246
Interest-bearing deposits with banks                                    50,927             23,784
Securities available for sale                                          441,128            365,043
Securities held to maturity, fair value September 30,
   2001 $137,097; December 31, 2000 $163,969                           137,273            168,022
Loans receivable, net of allowance for loan losses
   September 30, 2001 $11,915; December 31, 2000 $9,671                839,560            828,676
Due from mortgage investors                                              1,712              1,640
Bank premises and equipment, net                                        34,165             36,109
Accrued interest receivable and other assets                            40,812             33,624
                                                                    ----------         ----------

      TOTAL ASSETS                                                  $1,579,534         $1,496,144
                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
        Demand, non-interest bearing                                $  151,479         $  152,817
        Demand, interest bearing                                       182,817            158,075
        Savings                                                        428,832            404,723
        Time deposits                                                  587,077            594,709
                                                                    ----------         ----------

      TOTAL DEPOSITS                                                 1,350,205          1,310,324
                                                                    ----------         ----------

   Accrued interest payable and other liabilities                       13,155              9,707
   Other borrowed funds                                                 26,543             18,676
   Long-term debt                                                       85,000             60,000
   Guaranteed preferred beneficial interest in
Company's subordinated debentures                                       10,000             10,000
                                                                    ----------         ----------

      TOTAL LIABILITIES                                              1,484,903          1,408,707
                                                                    ----------         ----------

 Stockholders' equity:
   Preferred stock, par value $10.00 per share; authorized and
        unissued 5,000,000 shares                                            -                  -
   Common stock, par value $1.00 per share; authorized
        50,000,000 shares; issued and outstanding 2001
        10,512,396 shares; 2000 10,470,380 shares                       10,512             10,470
   Surplus                                                              64,931             64,670
   Retained earnings                                                    20,849             13,484
   Accumulated other comprehensive income (loss)                        (1,661)            (1,187)
                                                                    ----------         ----------
      TOTAL STOCKHOLDERS' EQUITY                                        94,631             87,437
                                                                    ----------         ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,579,534         $1,496,144
                                                                    ==========         ==========

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                    For the Three Months Ended               For the Nine Months Ended
                                                    --------------------------               -------------------------
                                             September 30, 2001   September 30, 2000   September 30, 2001   September 30, 2000
                                             ---------------------------------------   ---------------------------------------
(In thousands, except per share data)
Interest income:
   Loan receivable, including fees                 $16,776              $16,774             $51,463                $46,562
   Interest and dividends on securities:
      Taxable                                        6,534                6,254              17,494                 20,095
      Tax-exempt                                     2,347                3,692               8,045                 11,868
   Other                                                75                   12                 653                     33
                                                   -------              -------             -------                -------

          Total interest income                     25,732               26,732              77,655                 78,558
                                                   -------              -------             -------                -------

Interest expense:
   Deposits                                         11,948               12,844              38,779                 34,826
   Other borrowed funds                                216                2,781                 664                 10,584
   Long-term debt                                    1,279                1,225               3,461                  3,808
                                                   -------              -------             -------                -------

          Total interest expense                    13,443               16,850              42,904                 49,218
                                                   -------              -------             -------                -------

               Net interest income                  12,289                9,882              34,751                 29,340
Provision for loan losses                              951                  750               4,402                  2,125
                                                   -------              -------             -------                -------
          Net interest income after provision
            for loan losses                         11,338                9,132              30,349                 27,215
                                                   -------              -------             -------                -------

Other income:
   Income from fiduciary activities                    273                  218                 805                    724
   Customer service fees                             2,661                2,083               6,722                  5,793
   Mortgage banking activities                         367                  330               1,297                    185
   Net realized gains (losses) on sale of
    securities                                        (175)                (183)              3,831                   (243)
   Realized loss on sale of loans                        -                    -                (247)                     -
   Other                                               125                  315                 484                    722
                                                   -------              -------             -------                -------

Total other income                                   3,251                2,763              12,892                  7,181
                                                   -------              -------             -------                -------

Other expenses:
   Salaries and benefits                             5,515                4,995              15,670                 15,178
   Special Charges                                    (158)                 961                (626)                 5,758
   Merger expenses                                     232                    -                 232                      -
   Occupancy                                         1,254                1,214               3,862                  3,906
   Equipment depreciation and maintenance              876                  814               2,676                  2,345
   Data Processing and MAC fees                        785                  784               2,295                  2,241
   Stationary and Supplies                             470                  526               1,523                  1,689
   Marketing                                           496                  726               1,482                  2,067
   Professional fees                                   506                  326               1,609                    801
   Other                                             1,636                  913               4,591                  3,090
                                                   -------              -------             -------                -------

Total other expenses                                11,612               11,259              33,314                 37,075
                                                   -------              -------             -------                -------

      Income (loss)before income taxes               2,977                  636               9,927                 (2,679)

Federal income taxes (benefit)                         367                 (800)                977                 (3,665)
                                                   -------              -------             -------                -------

Net Income                                         $ 2,610              $ 1,436             $ 8,950                $   986
                                                   =======              =======             =======                =======

   Basic earnings per share                        $  0.25              $  0.13             $  0.85                $  0.09
                                                   =======              =======             =======                =======

   Diluted earnings per share                      $  0.24              $  0.13             $  0.84                $  0.09
                                                   =======              =======             =======                =======

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

                                               Number Of                                       Accumulated
                                                Shares                                             Other
                                                Common      Common                Retained     Comprehensive
                                                Stock       Stock     Surplus     Earnings     Income (loss)       Total
                                             -----------  ----------  --------  -------------  -------------    -----------
(In thousands, except share data)
Balance, December 31, 1999                   10,449,657   $  10,450   $ 64,548  $      21,326       ($17,546)   $    78,778
                                                                                                                -----------
Comprehensive income
   Net income                                                                             986                           986
   Change in net unrealized
      gains (losses) on securities
      available for sale                                                                               5,860          5,860
                                                                                                                -----------

     Total comprehensive income                                                                                       6,846
                                                                                                                -----------
  Issuance of common stock upon
       exercise of stock options                 20,249          20        119             --             --            139
  Cash dividends declared                            --          --         --         (4,443)            --         (4,443)
                                             -----------  ----------  --------  -------------  -------------    -----------

Balance September 30, 2000                    10,469,906  $   10,470  $ 64,667  $      17,869       ($11,686)   $    81,320
                                             ===========  ==========  ========  =============  =============    ===========


Balance, December 31, 2000                    10,470,380  $   10,470  $ 64,670  $      13,484  $      (1,187)   $    87,437
                                                                                                                -----------
   Comprehensive income
   Net income                                                                           8,950                         8,950
   Change in net unrealized
      gains (losses) on securities
      available for sale                                                                                (474)          (474)
                                                                                                                -----------

     Total comprehensive income                                                                                       8,476
                                                                                                                -----------
  Issuance of common stock upon
       exercise of stock options                  42,016          42       261             --             --            303
  Cash dividends declared                             --          --        --         (1,585)            --         (1,585)
                                             -----------  ----------  --------  -------------  -------------    -----------

Balance September 30, 2001                    10,512,396  $   10,512  $ 64,931  $      20,849        ($1,661)   $    94,631
                                             ===========  ==========  ========  =============  =============    ===========

See Notes to Consolidated Financial Statements

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                         -------------------------
                                                                               September  30, 2001      September 30, 2000
                                                                             -----------------------------------------------
                                                                                             (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                     $    8,950               $      986
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Provision for loan losses and foreclosed real estate losses                            4,589                    2,125
    Provision for depreciation and amortization                                            2,832                    2,666
    Loss on sale of equipment and foreclosed real estate                                     153                        3
    Net realized (gain) loss on sale of securities                                        (3,831)                     243
    Provision for deferred income taxes                                                     (711)                  (2,002)
    Proceeds from sale of mortgage loans                                                  55,253                   52,667
    Loss on sale of loans                                                                    153                        -
    Net gain on sale of mortgage loans                                                    (1,051)                     120
    Mortgage loans originated for sale                                                   (54,274)                 (48,192)
    Net (amortization) accretion of security premiums and discounts                         (128)                    (697)
    (Increase) decrease in accrued interest receivable and other assets                    2,296                    2,397
    Increase (decrease) in accrued interest payable and other liabilities                  3,448                      598
                                                                                      ----------               ----------

        Net cash provided by operating activities                                         17,679                   10,914
                                                                                      ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                                 175,763                  125,772
    Proceeds from maturities of and principal repayments on securities
        available for sale                                                                40,013                    7,073
    Proceeds from maturities and call of securities held to maturity                      32,994                       35
    Purchases of securities available for sale                                          (299,370)                 (61,514)
    (Increase) decrease in interest-bearing deposits with banks                          (27,143)                      13
    Decrease in federal funds sold                                                                                    470
    Loans made to customers, net of principal collected                                  (23,717)                (135,444)
    Proceeds from sale of loans                                                            7,102                       --
    Proceeds from sales of foreclosed real estate                                          1,068                      669
    Proceeds from sales of bank premises and equipment                                       155                       25
    Purchases of premises and equipment                                                   (1,299)                  (3,542)
                                                                                      ----------               ----------

        Net cash used in investing activities                                            (94,434)                 (66,443)
                                                                                      ----------               ----------

MAIN STREET BANCORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS Con't. (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                         -------------------------
                                                                               September 30, 2001       September 30, 2000
                                                                             -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                                     $   47,513                 $   71,198
    Net increase in time deposits                                                       (7,632)                   125,154
    Proceeds from (repayment of) other borrowed funds                                    7,867                   (124,207)
    Proceeds from long-term borrowings                                                  25,000                         --
    Principal payments of long-term borrowings                                                                    (25,000)
    Proceeds from exercise of stock options                                                303                        139
    Cash dividends paid                                                                 (1,585)                    (4,443)
                                                                                    ----------                 ----------
       Net cash provided by financing activities                                        71,466                     42,841
                                                                                    ----------                 ----------

        Increase (decrease) in cash and due from banks                                  (5,289)                   (12,688)

Cash and due from banks:

    Beginning                                                                           39,246                     49,904
                                                                                    ----------                 ----------

     Ending                                                                         $   33,957                 $   37,216
                                                                                    ==========                 ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest                                                                   $   44,386                 $   51,253
                                                                                    ==========                 ==========

         Income taxes                                                               $      750                 $    1,360
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.



EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                              Three Months Ended                   Nine Months Ended
                                                              ------------------                   -----------------
                                                         September 30,    September 30,      September 30,    September 30,
                                                              2001             2000               2001             2000
                                                         -------------------------------     -------------------------------
 Numerator, net income (loss)                            $   2,610,000    $    1,436,000     $   8,950,000    $      986,000
                                                         ===============================     ===============================

 Denominator:
   Denominator for basic earnings per
    share, weighted average shares                          10,491,297        10,469,906        10,477,429        10,459,514

   Effect of dilutive securities, stock options                191,366             1,512           123,679             3,466
                                                         -------------------------------     -------------------------------

   Denominator for diluted earnings per
    share, weighted average shares
     and assumed conversions                                10,682,663        10,471,418        10,601,108        10,462,980
                                                         ===============================     ===============================

  Basic earnings (loss) per common share                 $        0.25    $         0.13     $        0.85    $         0.09
                                                         ===============================     ===============================

  Diluted earnings (loss) per common share               $        0.24    $         0.13     $        0.84    $         0.09
                                                         ===============================     ===============================

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

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                   For the Nine Months Ended
                                                  ----------------------------
                                                  September 30   September 30,
                                                      2001            2000
                                                      ----            ----
Unrealized holding gains (losses) on available
     for sale securities                               $ 3,113          $8,772
Reclassification adjustment for (gains)
    losses included in net income                       (3,831)            243
                                                       -------          ------

Net unrealized gains (losses)                             (718)          9,015

Tax expense (benefit)                                     (244)          3,155
                                                       -------          ------

           Net of tax amount                           $  (474)         $5,860
                                                       =======          ======

NEW ACCOUNTING STANDARD

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", Statement No. 142, "Goodwill and Other Intangible Assets" and Statement No. 143, "Accounting for Asset Retirement Obligations."

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

Statement 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business". This Statement also amends ARB No. 51, "Consolidated Financial Statements". The provisions of this Statement will be effective for the Company on January 1, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.

Adoption of these statements is not expected to have a material impact on the Bank's financial condition or results of operations.

SPECIAL CHARGES

In 2000, the Company accrued for special charges relating to the closing of Granite Mortgage Company, the closing or selling of branch locations, closing certain loan production offices and the termination of employment agreements for certain executives. The components of the related accrual for special charges for the third quarter of 2001 and 2000 are as follows:

                                                   Beginning        Special       Non-Cash       Cash
   (In thousands)                                  Balance          Charges       Writedowns    Payments    Balance
                                                   7/1/01          (Reversals)                              09/30/01
                                                   -----------------------------------------------------------------
   Severance and employee-related costs            $2,397          $(165)         $     -         $341        $1,891
   Exit of Granite Mortgage                             -              -                -            -             -
    Other                                             233              7                1           16           223
                                                   ------          -----          -------         ----        ------
                                                   $2,630          $(158)         $     1         $357        $2,114
                                                   ======          =====          =======         ====        ======
                                                   Beginning        Special       Non-Cash       Cash
                                                   Balance          Charges       Writedowns    Payments    Balance
                                                   7/1/00          (Reversals)                              09/30/00
                                                   -----------------------------------------------------------------
   Severance and employee-related costs            $2,149          $ 961          $     -         $200        $2,910
   Exit of Granite Mortgage                         1,303              -                -           74         1,229
   Other                                              248              -                -           93           155
                                                   ------          -----          -------         ----        ------
                                                   $3,700          $ 961          $     -         $367        $4,294
                                                   ======          =====          =======         ====        ======

The components of the related accrual for special charges for the first nine months of 2001 and 2000 are as follows:

                                                   Beginning        Special       Non-Cash       Cash
   (In thousands)                                  Balance          Charges       Writedowns    Payments    Balance
                                                   1/1/01          (Reversals)                              09/30/01
                                                   -----------------------------------------------------------------
   Severance and employee-related costs            $ 2,937         $(165)         $     -       $  881        $1,891
   Exit of Granite Mortgage                          1,014           (98)               -          916             -
   Other                                               929          (363)              92          251           223
                                                   -------        ------          -------       ------        ------
                                                   $ 4,880        $ (626)         $    92       $2,048        $2,114
                                                   =======        ======          =======       ======        ======
                                                   Beginning        Special       Non-Cash       Cash
                                                   Balance          Charges       Writedowns    Payments    Balance
                                                   1/1/00          (Reversals)                              09/30/00
                                                   -----------------------------------------------------------------
   Severance and employee-related costs            $     -        $3,361          $     -       $  451        $2,910
   Exit of Granite Mortgage                              -         2,017              614          174         1,229
   Other                                                 -           380                1          224           155
                                                   -------        ------          -------       ------        ------
                                                   $     -        $5,758          $   615       $  849        $4,294
                                                   =======        ======          =======       ======        ======

The above severance and employee-related costs include payments to former executives under employment agreements in connection with the restructuring plan announced on April 25, 2000 as well as severance and employee-related costs announced in the third quarter of 2000. As per the employment agreements, payments are being made monthly over 12 to 36 months, depending on the individual agreement. The special charge reversal in the third quarter resulted from the settlement of a lawsuit filed by a former employee at costs less than the 2000 accrual amount.

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

Other special charges consist primarily of costs associated with the closing of certain loan and branch offices and related professional fees. In October 2001, the Company sold the retail branches located in Doylestown, Pennsylvania and Lambertville, New Jersey. Based upon the terms of the agreement, the Company expects the loss to be incurred on the sale of these branches to be substantially less than the amount accrued at December 31, 2000 and therefore reversed $470,000 in previously accrued charges. During the second quarter of 2001, the Company also accrued $100,000 for anticipated legal fees associated with a former employee litigation suit.

During the third quarter 2001 and nine months of 2001, the Company also incurred merger-related charges of $232,000. In July 2001, the Company announced the execution of a definitive agreement that will result in the acquisition of the Company by Sovereign Bancorp, Inc. Sovereign, a $35 billion financial institution, is the third largest among financial institutions headquartered in Pennsylvania. The transaction is valued at up to $170 million, based on a purchase price of $16.10 (cash and stock) per share for Main Street shares. The merger is subject to regulatory approval and Main Street shareholder approval and is expected to close in the first quarter of 2002.

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

                        FINANCIAL CONDITION HIGHLIGHTS

   Total assets increased to $1.6 billion at September 30, 2001, compared to $1.5 billion at December 31, 2000, an increase of $83 million, or 5.5%. This increase was primarily reflected in interest-bearing deposits with banks, securities and loans.

   Interest-bearing deposits with banks increased $27.1 million, or 113.9%, to $50.9 million at September 30, 2001 from $23.8 million at December 31, 2000. The increase was due to the proceeds from the securities called in September being held in the interest-bearing deposit account until reinvested back into mortgage-backed securities in October.

   Securities increased $45.3 million, or 8.5%, to $578.4 million at September 30, 2001 when compared to $533.1 million at December 31, 2000. The increase is due to the purchase of $299.4 million in securities, offset by the securities
sales and maturities of $248.8 million.   During the first nine months of 2001,
the Company continued to sell securities as part of the restructuring plan to decrease interest rate risk. The Company sold approximately $83 million in government agencies and $76 million in longer-term municipal bonds. These securities were then replaced with securities with shorter average lives, comprised of AAA grade corporate bonds, primarily collateralized mortgage obligations (CMO) and Government National Mortgage Association (GNMA's). As a result of these sales, the company recognized net securities gains of $3.8 million in the first nine months of 2001. The securities portfolio is comprised almost entirely of securities rated AAA by either Standard & Poor or Moodys. There were no derivatives held at September 30, 2001 and no investments in hedge funds. Securities held were primarily government agencies, municipalities, or bank stocks at September 30, 2001.

   Loans receivable, net of allowance for loan losses of $11.9 million at September 30, 2001 and $9.7 million at December 31, 2000, increased to $839.6 million at September 30, 2001 from $828.7 million at December 31, 2000. The increase of $10.9 million, or 1.3%, occurred mostly in commercial and home equity loans. In 2001, the Company sold its $5.6 million student loan portfolio and also sold $1.7 million of nonperforming loans. Loan growth is slowing compared to prior periods given the current economic slowdown, the Bank's increased focus on commercial and industrial loans and the runoff of residential mortgages which is linked to the recent increase in mortgage refinancings. During the first nine months of 2001, the Company provided for $4.4 million in loan losses. See "Provision for Loan Losses" for a further discussion of the provision.

   Accrued interest receivable and other assets increased by 21.4%, or $7.2 million, from $33.6 million at December 31, 2000 to $40.8 million at September 30, 2001. The increase was due to the recording of the receivable at September 30, 2001 for securities sold but not settled. Current accounting standards require companies to record security transactions at trade date versus settlement date.

   Total deposits, the primary source of funds, increased $40.0 million to $1.35 billion at September 30, 2001 compared to $1.31 billion at December 31, 2000. The increase in deposits was in savings and interest bearing demand deposits, with slight decreases in time deposits and non-interest bearing demand deposits. Savings deposits increased from $404.7 million at December 31, 2000 to $428.8 million at September 30, 2001 and total interest bearing demand deposits increased $24.7 million to $182.8 million at September 30, 2001 from $158.1 million at December 31, 2000. Time deposits decreased by $7.6 million from $594.7 million at December 31, 2000 to $587.1 million at September 30, 2001. This decrease is attributable to the decline in interest rates.

   Accrued interest payable and other liabilities increased $3.5 million, or 36.1%, to $13.2 million at September 30, 2001 compared to $9.7 million at December 31, 2000. The increase was due to the change in taxes payable as a result of a $2.7 million refund received from the NOL (net operating loss) carry back claim filed with the Internal Revenue Service and also from the reclassification of $3.2 million from the deferred tax asset to current taxes payable.

       Other borrowed funds and long-term debt increased to $111.5 million at September 30, 2001 compared to $78.7 million at December 31, 2000, an increase of $32.8 million, or 41.7%. Long-term debt increased $25.0 million to $85.0 million at September 30, 2001. Other borrowed funds increased $7.8 million to $26.5 million at September 30, 2001, with the Cash Management Repurchase Agreements accounting for the majority of the increase.

  Stockholders' equity increased $7.2 million, or 8.2%, from $87.4 million at December 31, 2000 to $94.6 million at September 30, 2001. The increase was due to net income of $9.0 million, which was partially offset by the change in unrealized security losses of $474,000 and cash dividends paid to stockholders of $1.6 million. Tier 1 capital increased to $103.1million at September 30, 2001 from $95.6 million at December 31, 2000, an increase of $7.5 million, or 7.8%.

                             RESULTS OF OPERATIONS

Overview
--------

   Net income for the third quarter of 2001 was $2.6 million compared to $1.4
million for the third quarter of 2000.    On a per share basis, diluted earnings
were $0.24 and $0.13 for the third quarter of 2001 and 2000, respectively. Operating income, which excludes the special charges, one-time charges and realized security gains and losses, net of tax, was $2.8 million for the third quarter of 2001 compared to $2.3 million for the third quarter of 2000, an
increase of 21.7%.   Diluted earnings per share, on an operating basis, were
$0.26 and $0.22 for the third quarter of 2001 and 2000, respectively. During the third quarter of 2001, the Company incurred $74,000 of net special charges compared to $961,000 a year earlier. The $74,000 consists of $232,000 for merger costs relating to the Sovereign merger announced in July and the reversal of $158,000 previously accrued special charges relating to settled lawsuits with former employees. The third quarter 2000 special charges relate to the accrual of severance payments to a former executive.

  Net income for the first nine months of 2001 was $9.0 million compared to $986,000 for the first nine months of 2000. On a per share basis, diluted earnings were $0.84 and $0.09. Operating income was $7.5 million and $6.4 million for the first nine months of 2001 and 2000, respectively. Diluted earnings per share, on an operating basis, would have been $0.71 and $0.61 for the first nine months of 2001 and 2000, respectively. For the first nine months of 2001, the Company realized a pre-tax gain on sale of securities of $3.8 million and had a net reversal of $394,000 in previously accrued special charges. These favorable items were offset by an additional $1.5 million loan loss provision in the first quarter, a pre-tax loss on the sale of loans of $247,000 and a $300,000 charge for anticipated costs associated with certain litigation. During the first nine months of 2000, the Company incurred $5.8 million in special charges and $845,000 in one-time charges, primarily mortgage sale losses.

Net Interest Income
-------------------

   Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. For the third quarter of 2001, net interest income, calculated on a tax-equivalent basis, increased $1.7 million, or 14.5%, to $13.4 million from $11.7 million in the third quarter of 2000. For the first nine months of 2001, net interest income, calculated on a tax-equivalent basis, increased $3.4 million, or 9.7%, to $38.6 million compared to $35.2 million for the first nine months of 2000.

   The increase in net interest income was primarily due to a higher level of average loans and also due to a decrease in rates paid on interest-bearing liabilities. For the third quarter, average loans increased $72.7 million, or 9.3%, from $785.1 million at September 30, 2000 to $857.8 million at September 30, 2001, while average securities decreased $36.6 million, or 5.8 %, from $664.2 million at September 30, 2000 to $627.6 million at September 30, 2001. For the first nine months, average loans increased $113.0 million, or 15.3%, to $852.8 million at September 30, 2001 from $739.8 million at September 30, 2000, while average securities decreased $123.5 million, or 17.3%, from $712.1 million at September 30, 2000 to $588.6 million at September 30, 2001. During the third quarter and first nine months of 2001, the Company continued to sell longer-term government agencies and municipal securities with a higher-interest rate risk profile. The increase in average loans was primarily the result of an increase in commercial and home equity loans.

   Interest income earned on interest-earning assets decreased $1.7 million, or 5.9%, from $28.6 million for the third quarter ended September 30, 2000 to $26.9 million for the third quarter ended September 30, 2001, calculated on a tax-equivalent basis. The yield on average interest-earning assets decreased 67 basis points from 7.81% in the third quarter of 2000 to 7.14% in the third quarter of 2001, as the overall decline in rates since the beginning of the year reduced the yields for new loans and existing prime-based loans. Interest income from securities, calculated on a tax equivalent basis, decreased $1.8 million, or 15.3%, from $11.8 million for the third quarter ended September 30, 2000 to $10.0 million for the third quarter ended September 30, 2001. Interest income from loans, calculated on a tax equivalent basis, remained unchanged at $16.8 million for the third quarter ended September 30, 2001 and 2000 as the benefit from increased loan volume offset the negative impact of lower yields.

    Interest income earned on interest-earning assets decreased $2.9 million, or 3.4%, from $84.4 million for the nine months ended September 30, 2000 to $81.5 million for the first nine months ended September 30, 2001, calculated on a tax-equivalent basis. The yield on average interest-earning assets decreased 32 basis points from 7.76% for the first nine months of 2000 to 7.44% for the first nine months of 2001, again due to the impact of the overall decline in rates since the beginning of the year.

   The Company's total interest expense decreased $3.5 million, or 20.7%, from $16.9 million for the third quarter of 2000 to $13.4 million for the third
quarter of 2001.    For the first nine months, total interest expense decreased
$6.3 million, or 12.8%, from $49.2 million in 2000 to $42.9 million for the first nine months of 2001. Average interest-bearing liabilities increased by $21.0 million to $1.33 billion for the third quarter of 2001 compared to $1.31 billion for the third quarter of 2000 and decreased $14.0 million from $1.32 billion for the first nine months of 2000 to $1.30 billion for the first nine months of 2001. The average rate paid on interest-bearing liabilities decreased 109 basis points from 5.10% in the third quarter of 2000 to 4.01% in the third quarter of 2001 due to a decrease in deposit rates of 90 basis points and also due to the significant pay down of borrowed funds during the last quarter of 2000. The average rate paid on interest-bearing liabilities decreased from 5.00% for the first nine months of 2000 to 4.40% for the first nine months of 2001.

   Net interest margin is the difference between interest earned and interest paid, divided by average total interest-earning assets. Net interest margin increased 38 basis points to 3.58% in the third quarter of 2001 from 3.20% in the third quarter of 2000, calculated on a tax-equivalent basis. Net interest margin increased 28 basis points to 3.52% for the first nine months of 2001 from 3.24% for the first nine months of 2000. Net interest margin increased due to the balance sheet restructuring that occurred in the fourth quarter of 2000 and first nine months of 2001 as well as the decline in deposit costs outpacing the decline in asset yields during this declining interest rate environment.

Provision For Loan Losses
-------------------------

     The Company establishes provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan and lease losses at a level which is deemed to be appropriate based upon assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, present economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $951,000 in the third quarter of 2001 compared to $750,000 in the third quarter of 2000 and was $4.4 million for the first nine months of 2001 compared to $2.1 million for the first nine months of 2000. Of the $4.4 million, $1.5 million was an additional loan loss provision in the first quarter given the increase in the Company's non-performing loans. Non-performing loans were $9.6 million at September 30, 2001, an increase of $1.4 million from the $8.2 million at December 31, 2000.

Other Income
------------

   Other income increased $500,000, or 17.9%, to $3.3 million in the third quarter of 2001 from $2.8 million in the third quarter of 2000. Other income increased $5.7 million, or 79.2%, to $12.9 million for the first nine months of 2001 from $7.2 million for the first nine months of 2000. During the first nine months of 2001, the Company continued to sell securities as part of the restructuring plan to decrease interest rate risk. The Company sold approximately $83 million in government agencies and $76 million in longer-term municipal bonds. As a result of these sales, the company recognized securities gains of $3.8 million in the first nine months of 2001. The Company also sold $1.7 million in nonperforming loans during the second quarter of 2001, which resulted in a loss of $247,000. Excluding securities and loan gains and losses, other income on an operating basis of $3.4 million for the third quarter of 2001 represented an increase of $500,000, or 17.2%, over the $2.9 million in the third quarter of 2000.

   Year-to-date other income on an operating basis amounted to $9.2 million for 2001 compared to $8.1 million in 2000, an increase of $1.1 million, or 13.6%. The increase in other income for the third quarter and first nine months of 2000 was mostly due to increased customer service fees and income from fiduciary activities. Customer service fees increased from $2.1 million in the third quarter of 2000 to $2.7 million in the third quarter of 2001 and increased from $5.8 million for the first nine months of 2000 to $6.7 million for the first nine months of 2001. The increased customer service fees were attributed to a higher fee structure, primarily for checking and savings accounts, implemented by the Company during the current quarter.

   Income from fiduciary activities increased $55,000, or 25.2%, to $273,000 for the third quarter of 2001 compared to $218,000 for the comparable quarter of 2000 and increased $81,000, or 11.2%, to $805,000 for the first nine months of 2001 compared to $724,000 a year earlier. The increase was due to a new fee structure on trust accounts.

   Income from mortgage banking activities increased $37,000, or 11.2%, to $367,000 for the third quarter of 2001 from $330,000 for the third quarter of 2000 and increased to $1.3 million for the first nine months of 2001 from $860,000 for the first nine months of 2000, excluding mortgage sale losses. During the first nine months of 2000, the Company realized $675,000 in mortgage sale losses. The Company sold $7.9 million of mortgages classified as held for sale and also $4.2 million of portfolio loans. The 2000 income from mortgage banking activities was also down due to lack of profitability from Granite Mortgage Corporation, a wholly-owned subsidiary of the Bank.

Other Expenses
--------------

   Total other expenses increased $300,000, or 2.7% to $11.6 million for the third quarter of 2001 from $11.3 million for the third quarter of 2000 and decreased $3.8 million, or 10.2%, from $37.1 million for the first nine months of 2000 to $33.3 million for the first nine months of 2001. Excluding special charges (reversals) and other one-time charges, total other expenses increased $1.2 million, or 11.7%, to $11.5 million for the third quarter of 2001 compared to $10.3 million in 2000 and increased $2.3 million, or 7.4%, to $33.4 million for the first nine months of 2001 compared to $31.1 million a year earlier.

   Salaries and benefits increased $500,000, or 10.0%, to $5.5 million for the third quarter ended September 30, 2001 from $5.0 million for the third quarter of 2000 and increased $500,000, or 3.3%, to $15.7 million for year-to-date 2001
compared to $15.2 million in 2000.    Salaries and benefits increased due to an
increasing average salary per employee caused by the hiring of individuals at middle and upper management levels to increase management expertise.

     During the third quarter of 2001, the Company incurred $74,000 of net special charges compared to $961,000 a year earlier. The $74,000 consists of $232,000 for merger costs relating to the Sovereign merger announced in July and the reversal of $158,000 previously accrued special charges relating to settled lawsuits with former employees. The third quarter 2000 special charges relate
to the accrual of severance payments to a former executive.   For year-to-date
2001, the Company had a net reversal of $394,000 in special charges compared to special charges of $5.8 million for the comparable period of 2000.

   Occupancy expense increased slightly by $40,000 to $1.3 million in the third quarter of 2001 from $1.2 million in the third quarter of 2001 and remained unchanged at $3.9 million for the first nine months of 2001 and 2000. Occupancy expense benefited from the closing and/or sale of four branches since late 2000.

   Equipment depreciation and maintenance increased $62,000, or 7.6%, to $876,000 for the third quarter of 2001 compared to $814,000 for the third quarter of 2000 and increased $400,000, or 17.4%, to $2.7 million for the first nine months of 2001 compared to $2.3 million for the first nine months of 2000. The increase was due to depreciation and maintenance on new equipment, primarily personal computers, local area networks and other network equipment.

   Data processing and MAC fees remained relatively unchanged at $785,000 for the third quarter of 2001 compared to $784,000 in the third quarter of 2000 and increased $54,000 to $2.3 million for the first nine months of 2001 compared to $2.2 million for the first nine months of 2000. The slight increase was a result of increased volume in credit card processing/ATM processing and the ongoing service fee to Pinnacle Financial for Bounce Protection.

   Stationary and supplies decreased $56,000, or 10.6%, from $526,000 in the third quarter of 2000 to $470,000 for the same period in 2001 and decreased $200,000, or 11.8%, from $1.7 million for the first nine months of 2000 to $1.5 million for the first nine months of 2001. The decrease was as a result of the Company's effort to reduce costs and centralize supply ordering and also due to the closing of four branches since late 2000.

   Professional fees increased $180,000, or 55.2%, to $506,000 for the third quarter of 2001 compared to $326,000 for the third quarter of 2000 and increased $800,000, or 100.0%, to $1.6 million for the first nine months of 2001 from $801,000 for the comparable period in 2000. The increase in professional fees for the quarter and year-to-date was primarily due to consulting engagements related to operational efficiency and increased corporate legal fees relating to compliance with the memorandum of understanding.

     Marketing decreased $230,000, or 31.7%, from $726,000 for the third quarter of 2000 to $496,000 for the third quarter of 2001. Marketing also decreased $600,000, or 28.6%, from $2.1 million for the first nine months of 2000 to $1.5 million for the first nine months of 2000. The decrease is due to the cutback in promotional and give away items and a more cost effective use of media advertising.

   Other operating expenses increased $723,000, or 79.2%, to $1.6 million for the third quarter of 2001 compared to $913,000 for the third quarter of 2000 and increased $1.5 million, or 48.4%, to $4.6 million for the first nine months of 2001 compared to $3.1 million for the first nine months of 2000. The increase in other operating expenses was due primarily to accruals for legal expenses related to various litigation matters, increased foreclosed real estate expenses and increased loan expenses relating to the Home Equity Line of Credit promotion.

Federal Income Taxes
--------------------

   The provision for federal income taxes was $367,000 for the third quarter of 2001 compared to a $800,000 benefit for the third quarter of 2000 and was $977,000 for the first nine months of 2001 compared to a $3.7 million benefit for the first nine months of 2000. The tax benefit in 2000 resulted from a higher level of tax-exempt interest income earned on bank-qualified municipal securities and tax-free loans compared to pretax income and also due to the special charges and other one-time charges. The effective tax rates for the third quarter and year-to-date 2001 were 12.3% and 9.8%. The 9.8% is consistent with the Company's projected tax rate for the full year 2001.

Asset Quality
-------------

   Non-performing assets as a percentage of total assets were 0.67% at September 30, 2001 compared to 0.61% at December 31, 2000. Non-performing assets increased from $9.2 million at December 31, 2000 to $10.6 million at September 30, 2001. However, the ratio of the allowance for loan losses to non-performing loans of 117.59% at December 31, 2000 increased to 123.99% at September 30, 2001, due to the higher level of loan loss allowance. Non-performing loans are comprised of non-accrual loans, accruing loans that are 90 days or more past due and restructured loans. Non-performing loans have increased slightly since the beginning of the year due to the present economic conditions but the Company has also boosted its loan loss reserve in response to this increase. The loan loss allowance as a percentage of total loans was 1.40% at September 30, 2000, increasing from 1.15% at December 31, 2000.

   Management believes the allowance for loan losses was adequate to cover risks inherent in its loan portfolio at September 30, 2001. However, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of changes in economic conditions, an increase in loan volume, or for other reasons. Any such increase could adversely affect the Company's results of operations.

Capital
-------

   The Company's Tier 1 capital to risk-weighted assets ratio at September 30, 2001 was 9.77% compared to 10.15% at December 31, 2000. These ratios exceeded the Tier 1 regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio at September 30, 2001 was 10.90 % compared to 11.18% at December 31, 2000. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. At September 30, 2001, the Company's leverage ratio was 6.52%, compared to 6.46% at December 31, 2000. The Company is categorized as "well capitalized" under applicable Federal regulations.

Liquidity
---------

   Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by the fair value of securities not pledged as collateral, cash and amounts due from banks, interest-bearing deposits with banks, and Federal funds sold. Held to maturity securities are classified as liquid assets to the extent they are not pledged as collateral. These liquid assets totaled $430.0 million at September 30, 2001 compared to $534.7 million at December 31, 2000.

   Liability liquidity can be met by attracting deposits with competitive rates, buying Federal funds, utilizing the borrowing facilities of the Federal Reserve System or the FHLB System, or utilizing repurchase agreements with other institutions and customers. The Bank utilizes a variety of these methods of liability liquidity. At September 30, 2001, the Bank had approximately $276.2 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $300.1 million at December 31, 2000. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates. Management believes that the Company has adequate resources, including principal repayments and repayments of loans, to fund all of its commitments to the extent required. In addition, although the Company has extended commitments to fund loans or lines of credit, historically, the Company has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing customer accounts will remain with the Company.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

   Despite the 350 basis point decrease in fed funds and the associated Wall Street Journal prime lending rate since January 1, 2001, the Company's net interest margin increased to 3.52% for the nine months ended September 30, 2001 compared to 3.28% for the year ended December 31, 2000. The increase in net interest margin was accomplished through the restructuring of the balance sheet during the fourth quarter of 2000 coupled with the proactive management of customer deposit rates and the ability to re-price promotional certificates of deposits in a declining rate environment. However, the Company has become more sensitive to future rate declines and expects some compression of the net interest margin. This is expected to occur since the Company is currently at or near the floor to which the rates on certain core deposits can fall, such as savings, interest checking and money market savings while prime-based loans and yields on new earning assets (loans and securities) will decline with further interest rate reductions.

   During the first nine months of 2001, the Company continued to sell securities as part of the restructuring plan to decrease interest rate risk. The Company sold approximately $83 million in government agencies and $76 million in longer-term municipal bonds. These securities were then replaced with primarily shorter-term, AAA grade corporate bonds, collateralized mortgage obligations (CMO) and Government National Mortgage Association (GNMA's). This ongoing restructuring of the balance sheet coupled with the decline in interest rates during the first nine months has resulted in a significant improvement in the interest rate risk profile of the Bank at September 30, 2001 versus the level at September 30, 2000.

                                    PART II
                                    -------

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Change in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

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

          (b)   Reports on Form 8 - K

                (1) - On July 20, 2001, the Company filed a Current Report on
                    Form 8-K, dated July 16, 2001, to report information under item 5. No Financial statements were filed with the Current Report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAIN STREET BANCORP, INC.

                                        (Registrant)


November 14, 2001                       /s/ Robert A. Kuehl
-----------------                       -------------------
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